Form 10-K
period 2023-12-31
BLUM HOLDINGS, INC.
filed 2024-04-15
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56626

BLUM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-3735199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3242 S. Halladay Street, Suite 202

Santa Ana, California92705

(Address of principal executive offices) (Zip Code)

888-909-5564

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLMH	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQB tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates), was $12,806,404.

As of April 10, 2024, there were 8,499,105 shares outstanding, 1,461,997 shares of common stock issuable upon the exercise of all our outstanding warrants and 369,301 shares of common stock issuable upon the exercise of all vested options.

Documents Incorporated by Reference:

None

BLUM HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED December 31, 2023

Explanatory Note

General

References in this document to “we”, “us”, “our”, “the Company”, or “Blüm” are intended to mean Blum Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. Blüm is filing this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report,” “Form 10-K,” or “Annual Report”). Effective January 12, 2024, Unrivaled Brands, Inc. (“Unrivaled”) completed a corporate reorganization (the “Reorganization”) pursuant to which Blum Holdings, Inc. became the publicly-traded holding company and Unrivaled survived the merger as a wholly-owned subsidiary of Blum Holdings, Inc. This Form 10-K contains Unrivaled’s audited financial statements for the year ended December 31, 2023, as well as restates certain financial information and related footnote disclosures in Unrivaled’s previously issued unaudited interim financial statements included in Unrivaled’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023, filed with the SEC on August 14, 2023 and November 14, 2023 (collectively, the “Affected Periods”)

Background of Restatement

On April 12, 2024, the Company’s management, concluded that Unrivaled’s previously issued unaudited interim financial statements included in Unrivaled’s Quarterly Report on Form 10-Q for the Affected Periods (“Original Quarterly Reports”) should be restated and no longer be relied upon due to misstatements in (i) income taxes payable and accumulated deficit on Unrivaled’s consolidated balance sheet as of June 30, 2023 and September 30, 2023 and (ii) gain on disposal of assets on the Company’s consolidated statements of operations for the three and six months ended June 30, 2023 and three and nine months ended September 30, 2023. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-K.

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in the Original Quarterly Reports should no longer be relied upon. On April 15, 2024, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2023, and September 30, 2023. The Company’s management has concluded that, in light of the misstatement described above, and the filing of the Original Quarterly Reports, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in this Annual Report on Form 10-K and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

We caution you that the risks, uncertainties, and other factors set forth in our periodic filings with the SEC may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of the report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

References in this document to “we”, “us”, “our”, “the Company”, or “Blüm” are intended to mean Blum Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Effective January 12, 2024, Unrivaled Brands, Inc. completed a reverse stock split of its common stock at a 1-for-100 ratio (the “Reverse Stock Split”). Accordingly, all share and per share amounts for all periods presented in this Current Report on Form 10-K have been adjusted retroactively, where applicable, to reflect this Reverse Stock Split and adjustment of the preferred stock conversion ratios.

Company Overview

Blum Holdings, Inc. is a holding company with the following subsidiaries:

•	Unrivaled Brands, Inc., a Nevada corporation (“Unrivaled”)
•	Black Oak Gallery, a California corporation (“Black Oak” or “Blüm Oakland”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	2705 PFC, LLC, a Nevada limited liability company
•	3242 Enterprises, Inc., a California corporation (“The Spot”)
•	3242 Holdings, LLC, a Nevada limited liability company
•	Halladay Holding, LLC, a California limited liability company (“Halladay”)
•	People's First Choice, LLC, a California limited liability company (“Blüm OC”)
•	People's Costa Mesa, LLC, a California limited liability company
•	IVXX Gardens I, Inc., a California corporation

Our corporate headquarters are located at 3242 S. Halladay Street, Suite 202, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website addresses are as follows: www.blumholdings.com, www.letsblum.com and www.thespotforyou.com. We have included our website addresses in this Annual Report solely as an inactive textual references. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “BLMH.”  Prior to February 12, 2024, our Common Stock was quoted on the OTCQB under the symbol “UNRV.” Our Annual Reports on Form 10-K,  Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act may be accessed through the SEC’s Interactive Data Electronic Applications system at https://www.sec.gov.

Our Business

Blum Holdings, Inc. is a cannabis company with operations in retail and distribution throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company operates Blüm OC, a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro.

The Company was originally incorporated as “Private Secretary, Inc.” on July 22, 2008 in the State of Nevada. On January 27, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to “Terra Tech Corp.” Effective July 7, 2021, the Company changed its corporate name from “Terra Tech Corp.” to “Unrivaled Brands, Inc.” in connection with the Company’s acquisition of UMBRLA, Inc. Effective January 12, 2024, Unrivaled completed a corporate reorganization (the “Reorganization”) pursuant to which Blum Holdings, Inc. became the publicly-traded holding company and Unrivaled survived the merger as a wholly-owned subsidiary of Blum Holdings, Inc. After the Reorganization, the Company continues to engage in the business conducted by it prior to the Reorganization, and all of its contractual, employment and other business relationships have generally continued unaffected by the Reorganization.

Our Operations

We are organized into two reportable segments:

•	Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•	Cannabis Distribution – Includes cannabis distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries and distribution facilities in California.

Human Capital

As of December 31, 2023, we had 149 employees. Our employees are the heart of our Company. In a rapidly evolving industry, it is imperative that we attract, develop and retain top talent on an ongoing basis. To do this, we seek to make the Company an inclusive, diverse and safe workplace, with meaningful compensation and opportunities for career growth.

Recent Developments

Refer to “Fiscal Year 2023 Highlights” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The risks and uncertainties regarding the future of our business due to regulatory uncertainty, combined with our historical lack of profitability, have raised substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Marijuana Industry Overview

As of December 2023, there are a total of 38 states, plus the District of Columbia, that have passed legislation related to medicinal cannabis. Of these states, 24, plus the District of Columbia, have legalized recreational cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”). The CSA classifies cannabis as a Schedule I controlled substance, which is viewed as having a high potential for abuse and has no currently-acceptable use for medical treatment.

Although the possession, cultivation, and distribution of cannabis for medical and adult use is permitted in California, cannabis is illegal under federal law. We believe we operate our business in compliance with applicable state laws and regulations. Any changes in federal, state or local law enforcement regarding cannabis may affect our ability to operate our business. Strict enforcement of federal law regarding cannabis would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability, and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Our Marijuana Dispensaries, Cultivation and Manufacturing Operations

Blüm Oakland

On April 1, 2016, we acquired Black Oak Gallery, which operates a medical and adult use marijuana dispensary in Oakland, California under the name “Blüm”. Blüm opened its retail storefront in Oakland, California in November 2012.

Blüm Oakland sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, Blüm sells the following: (i) edibles, which include cannabis-infused baked goods, chocolates, and candies, (ii) cannabis-infused topical products, such as lotions, massage oils and balms, (iii) clones of marijuana plants, and (iv) numerous kinds of cannabis concentrates, such as hash, shatter and wax. Blüm Oakland’s location consists of a retail dispensary storefront, a distribution area and a gated 20-car capacity parking lot with armed security.

Blüm San Leandro

We incorporated Blüm San Leandro on October 14, 2016, which is a medical and adult use marijuana dispensary and delivery service in San Leandro, California originally operating under the name “Silverstreak”. Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary and as well as a distribution facility in San Leandro, California. The San Leandro dispensary opened on January 11, 2019. In June 2022, the San Leandro dispensary was temporarily closed and reopened under new management in December 2022 under the name “Blüm”.

Blüm OC

On November 22, 2021, the Company acquired People’s First Choice, which owns and operates one of the most successful dispensaries in Orange County, California, regularly servicing upwards of 800 customers each day. In December 2023, the dispensary was renamed to Blüm OC. The Company has entered into agreements to acquire and operate additional People's dispensaries in Riverside, California and Costa Mesa, California.

The Spot

On July 1, 2021, the Company acquired UMBRLA, Inc. which operated The Spot dispensary in Santa Ana, California and owned the Korova brand intellectual property. The Spot sells a combination of high-quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, Blüm sells the following: (i) edibles, which include cannabis-infused baked goods, chocolates, and candies, (ii) cannabis-infused topical products, such as lotions, massage oils and balms, and (iii) numerous kinds of cannabis concentrates, such as hash, shatter, and wax. On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery.

Oakland Cultivation

In October 2022, the Company ceased operations its cultivation facility located in Oakland, California. In October 2023, the Company entered into a management services agreement with a third-party to manage and operate the cultivation facility.

We leased 13,000 square feet of industrial space on over 30,000 square feet of land in Oakland’s industrial corridor where we operated a cannabis cultivation facility. In January 2024, the Company sold its equity interests in the licensed cultivation entity. As of December 31, 2023, the Company no longer has cultivation operations in California.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should carefully consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations and/or liquidity could be seriously harmed, which could cause our actual results to vary materially from recent results or from our anticipated future results. In addition, the trading price of our common stock could decline due to any of these known or unknown risks or uncertainties, and you could lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. See also “Cautionary Note Concerning Forward-Looking Statements.”

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Relating to Our Business, Financial Position and Industry

•	We have had significant changes to our operations, which may make it difficult for investors to predict future performance based on current operations.
•

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

•

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

•	We have entered into binding term sheets with third parties and cannot assure you that any anticipated arrangements under such term sheets will lead to definitive agreements. If we are unable to complete these arrangements in a timely manner and on terms favorable to us, our business may be adversely affected.
•	We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.
•	The effects of war, acts of terrorism, threat of terrorism, or other types of violence, could adversely affect our business.
•	If we fail to protect our intellectual property, our business could be adversely affected.
•

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

•	Our trade secrets may be difficult to protect.
•	Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.
•	Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.
•	We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.
•	If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.
•	We are dependent on the popularity of consumer acceptance of our product lines.
•	A drop in the retail and/or wholesale prices of medical and adult use marijuana products may negatively impact our business.
•	Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.
•	We could be found to be violating laws related to cannabis.
•

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

•

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

•	Marijuana remains illegal under federal law.
•	Increased attention to climate change and ESG matters may adversely impact our business.
•	We are not able to deduct some of our business expenses.
•	We may not be able to attract or retain a majority of independent directors.
•	We may not be able to successfully execute on our merger and acquisition strategy.
•	Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations
•	We may not obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.
•	If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.
•	We may have difficulty accessing the service of banks, which may make it difficult for us to operate.
•	Litigation may adversely affect our business, financial condition, and results of operations.
•	Our insurance coverage may be inadequate to cover all significant risk exposures.
•	We may become subject to legal proceedings and liability if our products are contaminated.

•

Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.

•	Disruptions to cultivation, manufacturing and distribution of cannabis in California may negatively affect our access to products for sale at our dispensaries.
•	High tax rates on cannabis and compliance costs in California may limit our customer base.
•	Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
•

Inadequate funding for the Department of Justice (DOJ) and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

•	California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensary.
•

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.

•	The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.
•	If product liability lawsuits are brought against us, we will incur substantial liabilities.
•	Unionization of employees could have a material adverse impact on our business.
•

Inadequate funding for state and local regulatory agencies and the effects of COVID-19 could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

•	Competition from Synthetic Production and Technological Advances could adversely impact our profitability.
•	There are risks inherent in an Agricultural Business.
•	We may suffer from Unfavorable Publicity or Consumer Perception.
•	Our independent registered public accounting firm's report for the year ended December 31, 2023 is qualified as to our ability to continue as a going concern.
•	The processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.
•

The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future that may cause them to fail to meet its reporting obligations or result in material misstatements of its financial statements. If the Company fails to remediate any material weaknesses or if the Company fails to establish and maintain effective control over financial reporting, its ability to accurately and timely report its financial results could be adversely affected.

Risks Related to an Investment in Our Securities

•	We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.
•	Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.
•

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

•	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•	We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.
•	Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
•	Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
•	Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.
•	If our acquired intangible assets become impaired in the future, we may incur significant impairment charges.

Risks Relating to Our Business, Financial Position and Industry

We have had significant changes to our operations, which may make it difficult for investors to predict future performance based on current operations.

We have had significant changes to our operations which changes the relevance of our historical performance upon which investors may base an evaluation of our potential future performance. In particular, we may not be able to sell cannabis products in a manner that enables us to be profitable and meet customer requirements, obtain the necessary permits and/or achieve certain milestones to develop our dispensary businesses, enhance our line of cannabis products, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of our stockholder's investment could be significantly reduced or completely lost.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow

We have incurred significant losses in prior periods. For the year ended December 31, 2023, we incurred a net loss of $14.13 million and, as of that date, we had an accumulated deficit of $454.18 million. For the year ended December 31, 2022, we incurred a net loss of $188.93 million and, as of that date, we had an accumulated deficit of $440.05 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial capital in the near future to fund our future operations. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot provide assurance that we will be able to obtain capital in the future to meet our needs.

As of December 31, 2023, we had $0.86 million of cash and cash equivalents. We maintain our cash and cash equivalents with high quality, accredited financial institutions. However, some of these accounts at times exceed federally insured limits, and, while we believe that we are not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.

We cannot provide any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We have entered into binding term sheets with third parties and cannot assure you that any anticipated arrangements under such term sheets will lead to definitive agreements. If we are unable to complete these arrangements in a timely manner and on terms favorable to us, our business may be adversely affected.

We have engaged in negotiations with a number of third parties and have agreed to terms regarding settlement of litigation in which the Company is involved and restructuring of certain debt. We may be unable to negotiate final terms in a timely manner, or at all, and there is no guarantee that the terms of any final, definitive, binding agreement will be the same or similar to those currently contemplated in the term sheets. Final terms may be less favorable to us than those set forth in the term sheets. Delays in negotiating final, definitive, binding agreements could slow the Company’s development, divert management’s attention from other matters, result in wasted resources, and cause the Company to consume capital significantly faster than it currently anticipates.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industries in which we operate in general are subject to intense and increasing competition from other companies as well as from the illicit market. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Illicit market participants divert customers away through product offerings, price point, anonymity and convenience. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. Additionally, as the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

The effects of war, acts of terrorism, threat of terrorism, or other types of violence, could adversely affect our business.

Some of our stores are located in areas with a high amount of foot traffic. Any threat of terrorist attacks or actual terrorist events, or other types of violence, such as shootings or riots, could lead to lower consumer traffic and a decline in sales. Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property. We may not be able to enforce some of our intellectual property rights because cannabis is illegal under federal law.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror our products or processes that do not infringe on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar products or processes or designing around our intellectual property.

Although we believe that our products and processes do not and will not infringe or violate the intellectual property rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, we may not be able to modify our products or secure a license in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

We may not have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties, confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets could also be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions, including negative impacts from continued inflation.

Future disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. Additionally, continued upward rate of inflation could negatively impact any future profits that we might generate from our business. When the rate of inflation rises, the operational costs of running our Company also increases, such as labor costs, raw materials, and public utilities, thus affecting our ability to provide our products at competitive prices. An increase in the rate of inflation could force our customers to search for other products, causing us to lose business and revenue. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the marijuana industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and
•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

Our management may not be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

We depend on the popularity of consumer acceptance of our product lines.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Acceptance of our products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of medical and adult use marijuana products may negatively impact our business.

The demand for our products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for marijuana products to decline, which would have a negative impact on our business.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.

Currently, the CSA prohibits the manufacture, distribution, dispensation, and possession of cannabis. Unless Congress amends the CSA to alter the Schedule I status of cannabis, for which there can be no assurance, federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may therefore indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

We could be found to be violating laws related to cannabis.

Currently, the CSA prohibits the manufacture, distribution, dispensation, and possession of cannabis. Unless Congress amends the CSA to alter the Schedule I status of cannabis, for which there can be no assurance federal authorities may enforce current federal law, including the CSA in appropriate circumstances. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute marijuana, there is a risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Active enforcement of the CSA on cannabis may, hence cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state and local laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2022, 21 states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

If we are unable to obtain and maintain the permits and licenses required to operate our business in compliance with state and local regulations in California, we may experience negative effects on our business and results of operations.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and adult use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions.

Marijuana remains illegal under federal law.

Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

Increased attention to climate change and ESG matters may adversely impact our business.

We are subject to a variety of risks arising from environmental, social and governance (“ESG”) matters. ESG matters include increasing attention to climate change, climate risk, expectations on companies to address climate change, hiring practices, the diversity of the work force, racial and social justice issues involving the Company’s personnel, customers and third parties with whom it otherwise does business, and investor and societal expectations regarding ESG matters and disclosures.

Risks arising from ESG matters may adversely affect, among other things, reputation and the market price of our stock. Further, we may be exposed to negative publicity based on the identity and activities of those we do business with and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Our relationships and reputation with our existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity.

This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our stock. Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our stock to the extent investors determine we have not made sufficient progress on ESG matters.

In addition, customers, employees, regulators and suppliers have also been focused on ESG matters. Companies that do not adapt to or comply with ESG expectations and standards, or that are perceived to have not responded appropriately to the growing concern regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences. To the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Further, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Policy changes and changes in federal, state and local legislation and regulations based on concerns about climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of "green" building codes, could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.

We are not able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to attract or retain a majority of independent directors.

Our board of directors is currently comprised of a majority of independent directors. However, through much of our history our board was not comprised of a majority of independent directors. We may in the future desire to list our common stock on The New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), both of which require that a majority of our board be comprised of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry, and as a result we may be delayed or prevented from listing our common stock on the NYSE or NASDAQ.

We may not be able to successfully execute on our merger and acquisition strategy.

Our business plan depends in part on merging with or acquiring other businesses in the marijuana industry. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may result in diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our due diligence review may not adequately uncover and that may arise after entering into such arrangements.

Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations.

Local, state, and federal medical and adult use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and dispensary businesses, and our business of selling cannabis products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate our medical and adult use marijuana businesses.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical and adult use marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical and adult use marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical and adult use marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical and adult use marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our insurance coverage may not cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we have had difficulty obtaining insurance because we operate in the marijuana industry. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

We may become subject to legal proceedings and liability if our products are contaminated.

We source some of our products from third-party suppliers. Although we verify that the products we receive from third-party suppliers are adequately tested, we may not identify all contamination in those products. Possible contaminates include pesticides, molds and fungus. If any of our products harm a customer, they may sue us in addition to the supplier, and we may not have adequate insurance to cover any such claims, which could result in a negative effect on our results of operations.

Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.

Some of our lines of business and services, including our dispensaries, rely on services hosted and controlled directly by third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or software services is negatively affected, or if one of our service providers were to terminate its agreement with us, we might not be able to deliver access to our data, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

Because of the large amount of data we collect and manage using our hosted solutions, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems or security breaches. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports in near real time because of a number of factors, including failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.

Loss of access to our data could have a negative impact on our business and results of operations. In particular, the states in which we operate require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws.

Disruptions to cultivation, manufacturing and distribution of cannabis in California may negatively affect our access to products for sale at our dispensaries.

California laws and regulations require us to purchase products only from licensed vendors and through licensed distributors. To date, a relatively small number of licenses have been issued in California to cultivate, manufacture and distribute cannabis products. We have obtained a license to distribute products from our cultivation and manufacturing facilities to our dispensaries, however we currently do not cultivate and manufacture enough of our own products to satisfy customer demand. In addition, we carry products cultivated and manufactured by third parties. As a result, if an insufficient number of cultivators, manufacturers and distributors are able to obtain licenses our ability to purchase products and have them delivered to our dispensaries may be limited and may impact our sales.

High tax rates on cannabis and compliance costs in California may limit our customer base.

The States of California impose excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2023, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Inadequate funding for the DOJ and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011, in a memorandum from Deputy Attorney General James Cole on August 29, 2013, and in a memorandum from Attorney General Jefferson Sessions on January 4, 2018. Each memorandum provides that the DOJ is committed to the enforcement of the CSA but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. If a prolonged government shutdown occurs, it could enable the DOJ to enforce the CSA in states that have laws legalizing medical marijuana.

California’s Phase-In of Laboratory Testing Requirements could impact the availability of the products sold in our dispensaries.

Beginning July 1, 2018, cannabis goods must meet all statutory and regulatory requirements. A licensee can only sell cannabis goods that have been tested by a licensed testing laboratory and have passed all statutory and regulatory testing requirements. In order to be sold, cannabis goods harvested or manufactured prior to January 1, 2018, must be tested by a licensed testing laboratory and must comply with all testing requirements in section 5715 of the Bureau of Cannabis Control (“BCC”) regulations. Cannabis goods that do not meet all statutory and regulatory requirements must be destroyed in accordance with the rules pertaining to destruction.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts and our operations.

There is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and enforce regulations relative to vaporizer hardware and accessories that can be used to vaporize cannabis and/or tobacco. Further, it remains to be seen whether current or future regulations relating to tobacco vaporization products would also apply to cannabis vaporization products and related consumption accessories.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Federal, state, and local governmental bodies across the United States have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in September 2019, the Administration announced a plan to ban the sale of most flavored e-cigarettes nationwide. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places.

In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. Many states, provinces, and some cities have passed laws restricting the sale of electronic cigarettes and certain other tobacco vaporizer products. Some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2018, approved a new ban on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes. In August 2020, California prohibited the sale of most flavored tobacco products, including menthol cigarettes.

The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating cannabis vaporization products or consumption accessories could limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which could have a material adverse effect on our business, results of operations and financial condition.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.

Cannabis vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims, and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations, and financial condition.

If product liability lawsuits are brought against us, we will incur substantial liabilities.

We face an inherent risk of product liability. For example, we could be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

Furthermore, vaporizer products and other similar consumption product manufacturers, suppliers, distributors, and sellers have recently become subject to litigation. While we have not been a party to any product liability litigation, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to vaporizer products that we sell. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. If such lawsuits are filed against us in the future, we could incur substantial costs, including costs to defend the cases and possible damages awards.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even a successful defense of these hypothetical future cases would require significant financial and management resources. If we are unable to successfully defend these hypothetical future cases, we could face at least the following potential consequences:

•	decreased demand for our products;
•	injury to our reputation;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to users of our products;
•	product recalls or withdrawals;
•	loss of revenue; and
•	a decline in our stock price.

In addition, while we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us.

Unionization of employees could have a material adverse impact on our business.

Employees in our Blüm Oakland and Blüm San Leandro facilities are unionized. We could face an increased risk of work stoppages and higher labor costs wherever labor is organized. If additional employees at our dispensaries, production or cultivation facilities were to unionize, our relationship with our employees could be adversely affected. Accordingly, unionization of our employees could have a material adverse impact on our operating costs and financial condition and could force us to raise prices on our products or curtail operations.

Inadequate funding for state and local regulatory agencies and the effects of COVID-19 could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

We operate in a highly regulated industry and rely on state and local regulatory agencies to issue licenses to operate our business and, in some cases, approve transfers of ownership interests in the event we intend to dispose of assets. Since the onset of the COVID-19 pandemic, many state and local regulatory agencies have been operating at reduced capacity which has resulted in delayed approvals of transfers of ownership interests.

Competition from synthetic production and technological advances could adversely impact our profitability.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect the ability of the Company to secure long-term profitability and success through the sustainable and profitable operation of its business.

There are risks inherent in an agricultural business.

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on the production of the products and, consequentially, on the business, financial condition and operating results of the Company.

We may suffer from unfavorable publicity or consumer perception.

The legal cannabis industry in the U.S. is at an early stage of its development. Cannabis has been, and is expected to continue to be, a controlled substance. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition and cash flows of the Company. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with negative effects or events, could have such a material adverse effect.

Our independent registered public accounting firm's report for the year ended December 31, 2023 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2023, our independent registered public accounting firm included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

The Company has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet the reporting obligations or result in material misstatements of our financial statements. If the Company fails to remediate any material weaknesses or if the Company fails to establish and maintain effective control over financial reporting, its ability to accurately and timely report its financial results could be adversely affected.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified material weaknesses pertaining to its primary user access controls and review of transactions and account reconciliations. The Company plans to implement measures designed to improve our internal control over financial reporting to remediate such material weaknesses, which will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

If management is unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject it to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the financial statements and adversely impact the stock price. If the Company is unable to assert that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of the financial reports, the market price of the shares could be adversely affected and the Company could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, the Company cannot assure you that the measures it has taken to date, and actions it may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in its internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The current controls and any new controls that management develops may become inadequate because of changes in conditions in the business. Further, weaknesses in the disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations and may result in a restatement of the financial statements for prior periods.

Risks Related to an Investment in Our Securities

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect our stockholders' ability to sell their shares of Common Stock or, if they are able to sell their shares, to sell their shares at a price that they determine to be fair or favorable.

Our Common Stock may be categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock may be categorized as “penny stock.” The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and may therefore be considered a “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit investors' ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

Our voting control is concentrated.

Our Chief Executive Officer controls a significant amount of the voting power of our capital stock due to (i) his ownership of approximately 15% of the outstanding Common Stock, (ii) his ownership of approximately 25% of the Company’s outstanding Series V Preferred Stock, which vote in a number equal to two times the number of shares of the Common Stock into which such shares of Series V Preferred Stock are then convertible, and (iii) the fact that he has voting power over an additional approximately 75% of the Series V Preferred Stock owned by others due to such other owners executing Voting Agreements which provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo potentially has the ability to control the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of our assets. Certain other of our executive officers own, in the aggregate, approximately 1% of the outstanding shares of Common Stock and approximately 8% of the outstanding shares of Series V Preferred Stock.

This concentrated control could delay, defer, or prevent a change of control, arrangement, or merger involving sale of all or substantially all of our assets that our other stockholders may support. Conversely, this concentrated control could allow Mr. Carrillo and certain of our other executive officers to consummate such a transaction our other stockholders do not support.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•	we will indemnify our directors and officers for serving us in those capacities to the fullest extent permitted by Delaware law;
•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors ;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Certificate of Incorporation authorize the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of April 10, 2024, we had 8,499,105 shares of Common Stock outstanding, 14,071,431 shares of Series V Preferred Stock outstanding, and no shares of Series N Preferred Stock outstanding. We may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law, together with the voting control possessed by our founders, could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our board of directors, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Certificate of Incorporation, contractual restrictions, and such other factors as our board of directors deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

As of December 31, 2023, we had goodwill of $3.59 million and other intangible assets of $1.36 million, which represented 15% of our total assets. As of December 31, 2022, we have goodwill of $3.59 million and other intangible assets of $2.86 million, which represented 16% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

If our acquired intangible assets become impaired in the future, we may incur significant impairment charges.

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States. Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

In the future, we may need to further reduce the carrying amount of goodwill and incur additional non-cash charges to our results of operations. Such charges could have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the value of our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management

The Company has established protocols for evaluating, identifying, and mitigating significant risks stemming from cybersecurity threats. These protocols are integrated into the Company's overarching risk management framework, including potential risks arising from the utilization of third-party service providers. Furthermore, the Company has instituted monitoring procedures to proactively address and minimize risks associated with data breaches or security breaches originating from external sources. Periodically, the Company may enlist the expertise of third-party consultants, legal advisors, and audit firms to assess and fortify its risk management systems, as well as to manage and resolve specific cybersecurity incidents, as deemed necessary.

Governance

Under our enterprise risk management initiative, the Board of Directors (“Board”) and the Audit Committee engage in regular discussions with our senior management team, including the Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, to manage cybersecurity threats. The Board and Audit Committee are promptly briefed on any cybersecurity incident surpassing predetermined reporting thresholds, receiving continuous updates until resolution.

Cybersecurity threats represent a paramount concern for the Company. Our information systems department collaborates closely with senior management to implement a comprehensive program aimed at safeguarding our information systems and promptly responding to cybersecurity incidents, adhering to established incident response and recovery protocols. Cross-functional teams are deployed across the organization to address and mitigate cybersecurity threats, with senior management overseeing prevention, detection, and remediation efforts in real-time, reporting significant developments to the Board and Audit Committee as necessary.

For the fiscal year ending December 31, 2023, no cybersecurity threats were identified that significantly impacted or are expected to significantly impact our business strategy, financial performance, or financial position. However, despite the robust capabilities, processes, and security measures in place, there exists the possibility of undetected vulnerabilities or misjudged risks. While our preventive measures aim to mitigate cybersecurity incidents, absolute security cannot be guaranteed, necessitating ongoing vigilance and adaptability in addressing potential risks.

ITEM 2. PROPERTIES

A summary of the offices and properties that we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations.

			Base	Lease	Lease
		Own or	Monthly	Begin	End
Purpose	Location	Lease	Rent	Date	Date

Cultivation Facility*	Oakland, CA	Lease	$ 28,384	1/1/2017	12/31/2024
Dispensary (Blüm Oakland)/Distribution Facility	Oakland, CA	Lease	$ 35,436	4/1/2016	3/31/2026
Dispensary (Blüm San Leandro)	San Leandro, CA	Lease	$ 28,384	1/1/2017	12/31/2024
Dispensary (Blüm OC)	Santa Ana, CA	Lease	$ 56,160	9/1/2021	3/1/2025
Dispensary (People's Costa Mesa)	Costa Mesa, CA	Lease	$ 62,131	9/1/2021	6/1/2036
Dispensary (People's DTLA)	Los Angeles, CA	Lease	$ 62,348	9/1/2021	10/31/2026
Corporate Headquarters and Dispensary (The Spot)	Santa Ana, CA	Own

* Indicates property related to discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

See "Note 22 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “BLMH.” Prior to February 12, 2024, our Common Stock was quoted on the OTCQB under the symbol “UNRV.” On April 10, 2024, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our Common Stock was $0.77.

Holders

As of April 10, 2024, there were 8,499,105 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion of all of our warrants and options) held by approximately 261 stockholders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Certificate of Incorporation or Bylaws that prevent us from declaring dividends. However, the terms of any future debt agreements or other contractual obligations may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock will be your sole source of gain for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 12, 2016, we adopted the 2016 Equity Incentive Plan (the “2016 Plan”), and our stockholders approved the 2016 Plan at our annual meeting of stockholders that was held on September 26, 2016. Pursuant to the terms of the 2016 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2016 Plan shall not exceed 2,000,000. During the years ended December 31, 2016, 2017, and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 1,300, 2,100, and 2,000 shares of Common Stock, respectively. The options have exercise prices of $254.00 to $504.00 per share, and generally vest quarterly over a three-year period.

On December 11, 2018, the Company’s board of directors approved the 2018 Equity Incentive Plan. On June 20, 2019, the Company adopted the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and our stockholders approved the 2018 Plan at our annual meeting of stockholders that was held September 23, 2019. Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13,000,000 shares. On February 14, 2020, the board of directors approved an amendment (the “Plan Amendment”) to the Company’s Amended and Restated 2018 Equity Incentive Plan to increase the number of shares available for issuance thereunder by 28,980,000 shares of Common Stock for a total of 43,980,000 shares of Common Stock, plus the number of shares, not to exceed 2,000,000 shares, that may become available under the Company’s 2016 Equity Incentive Plan after termination of awards thereunder, subject to adjustment in accordance with the terms of the Plan. During the years ended December 31, 2022 and 2021, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 589,800 and 250,100 shares of Common Stock, respectively. The options have exercise prices of $7.00 to $26.00 per share, and generally vest quarterly over a three-year period. During the year ended December 31, 2023, the Company granted ten-year options to executives and employees totaling 192,442, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 192,442 shares of Common Stock. The options have an exercise price of $1.00 and vest immediately on the grant date.

During the year ended December 31, 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 3,500 shares of Common Stock that were not subject to the 2016 Equity Incentive Plan or the 2018 Equity Incentive Plan. The options have exercise prices of $202.00 per share, and generally vest quarterly over a three-year period.

On May 15, 2019, UMBRLA, Inc. approved the 2019 Equity Incentive Plan (the “UMBRLA Plan”). The UMBRLA Plan was subsequently amended by shareholder consents dated effective March 11, 2020 and November 2, 2020. Pursuant to the terms of the UMBRLA Plan as amended, the maximum number of shares of Common Stock available for the grant of awards under the UMBRLA Plan is 55,000,000 shares. At the time the acquisition of UMBRLA, Inc. completed, UMBRLA, Inc. had granted ten-year options to employees, directors, officers, and consultants totaling 539,570 shares. Immediately after the acquisition of UMBRLA, Inc. by the Company, those shares were assumed by the Company and will be honored in equivalent shares of Common Stock which equivalency equals an aggregate 830,171 shares. The options have exercise prices of $13.00 to $19.00, and with limited exceptions, vest in equal monthly installments over a four-year period, with the first one-quarter of the award vesting on the first anniversary following the vesting start date.

Equity Compensation Plan Information
Number of
Securities
Remaining
Available for
Future
		Range of	Issuance
		Weighted-	Under
	Number of	Average	Equity
	Securities to be	Exercise	Compensation
	Issued Upon	Price of	Plans
	Exercise of Outstanding	Outstanding	Excluding
	Options,	Options,	Securities
	Warrants and	Warrants	Reflected in
Plan Category	Rights	and Rights	Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	368,351	$1.00 - 438.00	100,608,074
Equity Compensation Plans Not Approved By Security Holders	950	202.00	—
Total	369,301	$1.00 - 438.00	100,608,074

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million (excluding primary residence), or annual incomes exceeding $0.20 million individually, or $0.30 million, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Recent Sales of Unregistered Securities

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer. Pursuant to the Securities Purchase Agreement ("SPA"), the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of our Common Stock on December 30, 2022 on an as-converted-to-common stock-basis of one-tenth (1/10th) of a share of Common Stock for each one share of Series V Preferred Stock or $1.40 per share of Common Stock and (ii) 703,572 warrants to purchase up to 703,572 of Common Stock with an exercise price of $2.80 or equivalent to two times the as-converted-to-common stock purchase price of $1.40. The Company received total gross proceeds of $1.97 million from the private placement transaction.

During the year ended December 31, 2023, the Company issued 961,783 shares of the common stock to Adnant, LLC under the performance bonus award pursuant to the Original Adnant Letter dated August 12, 2022 and the A&R Engagement Letter dated June 30, 2023.

During the year ended December 31, 2023, the Company issued 759,403 shares of common stock to Brick City Productions, Inc. pursuant to the Management Services Agreement dated December 28, 2022.

ITEM 6. [RESERVED]

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K beginning on page F-1. The following discussion contains forward-looking statements that involve risks and uncertainties. Investors should not place undue reliance on these forward-looking statements. These forward-looking statements are based on current expectations and actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those predicted in these forward-looking statements, and the events anticipated in the forward-looking statements may not actually occur. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or to reflect the occurrence of unanticipated events, unless required by applicable laws or regulations.

COMPANY OVERVIEW

Our Business

The Company is a cannabis company with retail, manufacturing, distribution, and cultivation operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories. The Company operates Blüm OC, a premier cannabis dispensary in Orange County, California, regularly servicing upwards of 800 customers each day. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro. As of December 31, 2023, the Company had 149 employees.

We are organized into two reportable segments:

• Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery

• Cannabis Distribution – Includes cannabis distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries, cultivation and manufacturing facilities in California.

Our corporate headquarters are located at 3242 S. Halladay St, Suite 202, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website address is as follows: www.blumholdings.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQB tier under the symbol “BLMH.”

Corporate Reorganization

On January 12, 2024, Unrivaled Brands, Inc. ("UNRV") completed its previously announced corporate reorganization pursuant to the Reorganization Agreement, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc ("Merger Sub"). The Reorganization Agreement provided for the merger of UNRV and Merger Sub, with UNRV surviving the merger as a wholly-owned subsidiary of Blüm. The Reorganization Agreement was approved and adopted by the stockholders of UNRV at its annual meeting of stockholders held on December 5, 2023. At the effective time of the Reorganization, all of the issued and outstanding shares of UNRV’s common stock, par value $0.001 per share were converted automatically on a one-for-one basis into shares of Blüm’s common stock, par value $0.001 per share, and all of the issued and outstanding shares of UNRV’s classes of preferred stock, par value $0.001 per share, were converted automatically on a one-for-one basis into shares of Blüm’s respective classes of preferred stock, par value $0.001 per share. On February 12, 2024, the Company began trading as "BLMH" on the OTCQB.

Effective January 12, 2024, the Company completed a reverse stock split of its common stock at a 1-for-100 ratio. Accordingly, all share and per share amounts for all periods presented in this Current Report on Form 10-K have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Fiscal Year 2023 Highlights

Executive-Led Private Placement

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer. Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of common stock on December 30, 2022 on an as-converted-to-common stock-basis of one-tenth (1/10th) of a share of common stock for each one share of Series V Preferred Stock or $1.40 per share of common stock and (ii) 703,572 warrants to purchase up to 703,572 of common stock with an exercise price of $2.80 or equivalent to two times the as-converted-to-common stock purchase price of $1.40. The Company received total gross proceeds of $1.97 million from the private placement transaction.

Settlement of People's Litigation & Amendments of Related Promissory Notes

On March 6, 2023, the Company entered into a binding settlement term sheet (“Settlement Term Sheet”) to resolve pending litigation matters with People’s California, LLC, subject to final documentation. Upon execution of the binding term sheet, the parties agreed to inform the court of the settlement and request a stay of all pending litigation.

As a result of the Settlement Term Sheet, the parties agreed to amend the terms of the secured promissory note dated November 22, 2021 (“Original Note”) wherein the Original Note was amended and restated into two secured promissory notes: a $3.00 million note ("$3M Note") and a $20.00 million note ("Settlement Note"). The $3M Note accrues simple interest at 10.0% annually, interest payable monthly in cash, and principal is due 180 days after effective date of the Settlement Term Sheet. Refer to “Note 13 – Notes Payable” of the Consolidated Financial Statements for further information on the Settlement Term Sheet dated March 6, 2023.

On May 17, 2023, the Company amended the Settlement Term Sheet wherein the maturity date of the $3M Note was extended to December 6, 2023 and payments of the $5.00 million portion of the Up-front Settlement was extended through September 6, 2023, with $0.80 million being due and paid in cash on May 18, 2023. In addition, the Company shall make an additional $2.20 million principal repayment on or before September 6, 2023. Monthly interest payments were amended to provide the Company with the option to pay 50% of interest in the form of registered shares of Common Stock. Refer to “Note 13 – Notes Payable” of the Consolidated Financial Statements for additional details.

Amendment of Promissory Notes Related to Silverstreak Acquisition

On March 23, 2023, the Company entered into a binding term sheet to settle an aggregate of $3.02 million of the promissory notes dated October 1, 2021 related to the acquisition of Silverstreak Solutions, Inc. in the original amount of $4.50 million. The Company and the noteholders agreed to reduce the total amount of principal and interest owed to $1.25 million, payable over 60 months, and bearing interest at a rate of 10.0% per annum.

Settlement of Mystic Holdings Litigation

On September 12, 2023, the Company announced the resolution of outstanding litigation with Mystic Holdings, Inc. ("Mystic"). The settlement grants Unrivaled up to two seats on the board of directors of Mystic in addition to its 5.5% of shares of Mystic common stock and 9.7% of Series A Preferred shares of Mystic which grant 1,100-to-1 voting rights and which convert on a 1-to-1 basis to Mystic common stock. The parties have agreed to explore opportunities for mutual collaboration and growth.

Amendment of Senior Convertible Promissory Notes & Settlement of Related Litigation

On November 15, 2023, the Company entered into a binding settlement term sheet for the senior convertible promissory notes issued in connection with the Securities Purchase Agreement dated January 25, 2021. Pursuant to the settlement, the Company agreed to pay the principal balance of $3.25 million on or before May 15, 2024 and the lender agreed to waive all accrued interest and penalties. In addition, the binding term sheet settles a related motion for summary judgement brought by certain of the investors. Refer to “Note 22 - Commitments and Contingencies” regarding the litigation between Dominion Capital LLC and M2B Funding Corp. vs Unrivaled Brands, Inc.

Cultivation Operations

In October 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company’s cultivation facility in Oakland, California which had been non-operational since October 2022.

On December 15, 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's second cultivation operations in Oakland, California (the "MSA"). The agreement includes an option to purchase the licensed entity at its fair value or a negotiated price. In conjunction with the MSA, the parties entered into a binding letter of intent to sell 100% of the stock and assets of the licensed entity which was completed on January 28, 2024 for a purchase price of $1.40 million.

Accordingly, the Company’s cultivation operations were classified as discontinued operations during the fiscal fourth quarter of 2023. As a result, assets and liabilities allocable to the cultivation operations were classified as held for sale in the Consolidated Balance Sheets for all periods presented. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

Management Changes

On June 5, 2023, the Company announced the resignation of two of its board members, Nicholas Kovacevich and Eric Baum, effective July 1, 2023.

On June 12, 2023, the Company appointed Patty Chan as its Chief Financial Officer. Ms. Chan previously served as the Company’s Interim Chief Financial Officer since September 2022. Effective June 26, 2023, Chris Rivera was appointed as Interim Chief Financial Officer during Ms. Chan’s parental leave through November 2023.

On June 30, 2023, the Company’s board of directors (the “Board”) appointed Sabas Carrillo, the Chief Executive Officer, as Chairman of the Board and James Miller, the Chief Operating Officer, as a director on the Board, effective July 1, 2023. Mr. Carrillo has served as a member of the Board since December 2022.

On June 30, 2023, the Company amended and restated its engagement letter (“A&R Engagement Letter”) with Adnant, LLC (“Adnant”) dated August 12, 2022 pursuant to which Adnant will continue to provide certain executive level consulting and related business support and services through September 30, 2023. Effective April 1, 2023, as compensation for such services, Adnant is entitled to receive a monthly flat fee of $0.20 million. Adnant has the option to convert accrued and unpaid service fees into shares of common stock of the Company. In addition to the monthly fee described above, a Performance Bonus Award of $2.50 million shall be payable to Adnant in shares of the Company’s common stock (“Performance Bonus Award Shares”) based upon the achievement of the Performance Bonus Award Objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such Performance Bonus Award Objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Company’s Board of Directors with a value equal to or greater than $40.00 million in the aggregate. On December 29, 2023, the board of directors approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter.

On August 1, 2023, the Company appointed Matthew Barron to the board of directors and as a member of the audit committee of the Company.

Outlook

The Company will continue to focus on its performing assets, particularly California retail assets. In particular, the Company intends to emphasize retail business fundamentals including a robust and diverse product offering, improving inventory turn and vendor management to continue to optimize gross margins, effective marketing strategies focused on driving loyalty, reactivation of lapsed customers and new customer acquisitions. The Company remains excited as it embarks on reinvigorating the Korova brand. The Company will continue to focus on reducing and streamlining its corporate overhead and rightsizing the Company. This outlook is based on several management assumptions that are largely outside the control of the Company, including the continued overall down trending market conditions and highly promotional competitive landscape in our key markets. With a disciplined approach to analyzing retail performance and customer relationship management, a management team with extensive retail and cannabis industry and capital markets experience, deep relationships in the industry, and a commitment to investing in its team and, specifically, its company culture, the Company is encouraged that Unrivaled will emerge from its current restructuring efforts as an effective cannabis company. We will continue to seek further opportunities to expand profitability and maximize returns for its shareholders.

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the three months and year ended December 31, 2023 and 2022:

	Unaudited (in thousands)				(in thousands)
	Three Months Ended December 31,				Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue	$8,095	$7,644	$451	5.9%	$33,229	$52,015	$(18,786)	(36.1)%
Cost of Goods Sold	3,720	3,653	67	1.8%	15,565	33,875	(18,310)	(54.1)%
Gross Profit	4,375	3,991	384	9.6%	17,664	18,140	(476)	(2.6)%
Gross Margin %	54.0%	52.2%	1.8%		53.2%	34.9%	18.3%

Operating Expenses (Income):
Selling, General and Administrative Expenses	9,254	4,928	4,326	87.8%	30,263	52,684	(22,421)	(42.6)%
Impairment Expense	—	—	—	—%	—	163,698	(163,698)	(100.0)%
Loss (Gain) on Disposal of Assets	1,806	(15,304)	17,110	(111.8)%	1,607	(13,432)	15,039	(112.0)%
Total Operating Expenses (Income)	11,060	(10,376)	21,436	(206.6)%	31,870	202,950	(171,080)	(84.3)%

Income (Loss) from Operations	(6,685)	14,367	(21,052)	(146.5)%	(14,206)	(184,810)	170,604	(92.3)%
Other Income (Expense)	346	(956)	1,302	(136.2)%	4,503	(1,884)	6,387	(339.0)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(6,339)	13,411	(19,750)	(147.3)%	(9,703)	(186,694)	176,991	(94.8)%
Provision for Income Tax (Expense) Benefit for Continuing Operations	(3,274)	(2,802)	(472)	16.8%	(4,116)	2,784	(6,900)	(247.8)%

Net (Loss) Income from Continuing Operations	(9,613)	10,609	(20,222)	(190.6)%	(13,819)	(183,910)	170,091	(92.5)%
Net Loss from Discontinued Operations	(123)	(7,056)	6,933	(98.3)%	(311)	(4,746)	4,435	(93.4)%

Net (Loss) Income	(9,736)	3,553	(13,289)	(374.0)%	(14,130)	(188,656)	174,526	(92.5)%

Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—%	—	275	(275)	(100.0)%

Net (Loss) Income Attributable to Unrivaled Brands, Inc.	$(9,736)	$3,553	$(13,289)	(374.0)%	$(14,130)	$(188,931)	$174,801	(92.5)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Overall revenue was $33.23 million for the year ended December 31, 2023 compared to $52.02 million for the year ended December 31, 2022, a decrease of $18.79 million or 36.1%. Revenue from continuing operations in fiscal year 2023 was composed of retail revenue of $33.04 million and distribution revenue of $0.19 million. This compared to fiscal year 2022 revenue composed of retail revenue of $39.94 million and distribution revenue of $12.08 million.

Retail revenue for the year ended December 31, 2023 decreased compared to the same period in the prior year by $6.9 million or 17.3% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market since the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the year ended December 31, 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the year ended December 31, 2023, which contributed $2.29 million in revenues in the prior year.

Distribution revenue for the year ended December 31, 2023 decreased by $11.89 million or 98.4% compared to the same period in the prior year. During the fiscal third quarter of 2022, we eliminated third-party distribution operations in California due to underperforming margins, which contributed $11.56 million of revenue in fiscal year 2022. During the year ended December 31, 2023, the Company's cultivation operations were classified as discontinued operations and separately presented in the Consolidated Statements of Operations for all periods presented. Refer to "Note 18 - Discontinued Operations" of the notes to the Consolidated Financial Statements in Item 8 for further information.

Gross Profit

Cost of goods sold for the year ended December 31, 2023 was $15.57 million, a decrease of $18.31 million or 54.1% compared to $33.88 million for the year ended December 31, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year in addition to management's focused efforts to improve efficiencies and reduce costs.

Gross profit from continuing operations for the year ended December 31, 2023 was $17.66 million compared to $18.14 million for the year ended December 31, 2022, a decrease of $0.48 million or 2.6% which is generally consistent with prior year. The Company's overall gross margin improved for the year ended December 31, 2023 to 53.2% as compared to 34.9% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 53.7% for the year ended December 31, 2023 compared to 51.0% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 were $30.26 million compared to $52.68 million for the year ended December 31, 2022, a decrease of $22.42 million or 42.6%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the year ended December 31, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $6.96 million in depreciation and amortization expense, a decrease of $6.78 million in salaries and benefits, a decrease of $2.48 million in stock-based compensation, and a decrease of $2.10 million in bad debt expense. As a result of the strategic right-sizing of the Company's cannabis operations, the Company also saw a decrease of $1.57 million in rent related expenses, a decrease of $1.06 million in security fees, and a decrease of $1.68 million in licenses, fees and taxes. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $14.21 million for the year ended December 31, 2023 compared to $184.81 million for the year ended December 31, 2022, a decrease of $170.6 million or 92.3%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment loss of $163.70 million recognized in the year ended December 31, 2022, versus no impairment loss recognized in the current fiscal year.

Other Income (Expense)

Other income for the year ended December 31, 2023 was $4.5 million compared to other expense of $1.88 million for the year ended December 31, 2022, an improvement of $6.39 million. The change from the prior year was primarily attributable to a gain on extinguishment of debt of $5.44 million recognized during the current period.  Additionally, the improvement was also contributed by the cash receipt of $1.23 million in employer retention credits, versus no such transactions in the same period in the prior year.

Discontinued Operations

Net loss from discontinued operations was $0.31 million for the year ended December 31, 2023 compared to $4.75 million for the comparative prior period. The decrease of $4.44 million was primarily due to a decrease of $8.63 million in net income from the Company's cultivation operations. Specifically, we ceased operations at a cultivation facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California during the current year. In addition, all other entities classified as discontinued operations in prior periods were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for such entities during the year ended December 31, 2023.

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022 (Unaudited)

Revenue

Overall revenue was $8.1 million for the three months ended December 31, 2023 compared to $7.64 million for the three months ended December 31, 2022, an increase of $0.45 million or 5.9%. Revenue from continuing operations in fiscal fourth quarter of 2023 was composed of retail revenue of $8.06 million and distribution revenue of $0.04 million. This compared to fiscal fourth quarter of 2022 revenue composed of retail revenue of $7.03 million and distribution revenue of $0.61 million.

Retail revenue for the three months ended December 31, 2023 increased by $1.02 million or 14.5% compared to the same period in the prior year.

Distribution revenue for the three months ended December 31, 2023 decreased by $0.57 million, or 93.5%, compared to the same period in the prior year. During fiscal year 2023, the Company scaled down its wholesale distribution operations in California and focused primarily on distribution to its own retail dispensaries.

Gross Profit

Cost of goods sold for the three months ended December 31, 2023 was $3.72 million which is generally consistent compared to $3.65 million for the three months ended December 31, 2022.

Gross profit from continuing operations for the three months ended December 31, 2023 was $4.38 million compared to $3.99 million for the three months ended December 31, 2022, an increase of $0.38 million or 9.6% which is generally consistent with the comparative prior quarter. The Company’s overall gross margin improved for the three months ended December 31, 2023 to 54.0% as compared to 52.2% for the three months ended December 31, 2022 as the Company focused on its core assets to maximize pricing and inventory strategy and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 54.5% for the three months ended December 31, 2023 compared to 51.5% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2023 were $9.25 million compared to $4.93 million for the three months ended December 31, 2022, an increase of $4.33 million, or 87.8%. The increase in selling, general and administrative expenses was primarily due to an increase of $2.17 million in income tax related interest and penalties and an increase of $2.17 million in professional fees related to the A&R Engagement Letter dated June 30, 2023 and an increase in legal fees related to the reorganization merger effected on January 12, 2024. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Income (Loss)

The Company realized an operating loss from continuing operations of $6.69 million for the three months ended December 31, 2023 compared to an operating income from continuing operations of $14.37 million for the three months ended December 31, 2022, a decrease of $21.05 million or  146.5%. The decrease was primarily due to a gain on disposal of assets of $15.30 million related to the divestiture of non-core assets during the fiscal fourth quarter of 2022.

Other Income (Expense)

Other income for the three months ended December 31, 2023 was $0.35 million compared to other expense of $0.96 million for the three months ended December 31, 2022, a decrease of $1.3 million. The decrease in other expense was primarily attributable to a gain on extinguishment of debt of $2.42 million recognized during the fiscal fourth quarter of 2023, versus no such transaction in the same period in the prior year.

Discontinued Operations

Net loss from discontinued operations was $0.12 million for the three months ended December 31, 2023 compared to $7.06 million for the comparative prior period. The decrease of $6.93 million was primarily related to entities classified as discontinued operations in prior periods that were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for such entities during the three months ended December 31, 2023.

Three Months Ended December 31, 2023 Compared to Three Months Ended September 30, 2023 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal fourth quarter of 2023 compared to the fiscal third quarter of 2023:

	Unaudited (in thousands)
	Three Months Ended
	December 31, 2023	September 30, 2023	$ Change	% Change

Revenue	$8,095	$8,188	$(93)	(1.1)%
Cost of Goods Sold	3,720	4,021	(301)	(7.5)%
Gross Profit	4,375	4,167	208	5.0%
Gross Margin %	54.0%	50.9%	3.2%

Operating Expenses:
Selling, General & Administrative Expenses	9,254	7,471	1,783	23.9%
Loss on Disposal of Assets	1,806	1,540	266	17.3%
Total Operating Expenses, Net	11,060	9,011	2,049	22.7%

Loss from Operations	(6,685)	(4,844)	(1,841)	38.0%
Other Income	346	2,022	(1,676)	(82.9)%

Loss from Continuing Operations Before Provisions for Income Taxes	(6,339)	(2,822)	(3,517)	124.6%
Provision for Income Tax Expense for Continuing Operations	(3,274)	(309)	(2,965)	959.5%

Net Loss from Continuing Operations	(9,613)	(3,131)	(6,482)	207.0%
Net Loss from Discontinued Operations	(123)	(231)	108	(46.8)%

Net Loss Attributable to Unrivaled Brands, Inc.	$(9,736)	$(3,362)	$(6,374)	189.6%

Revenue

Revenues for the three months ended December 31, 2023 were generally consistent with the preceding quarter ended September 30, 2023.

Gross Profit

Cost of goods sold for the three months ended December 31, 2023 was $3.72 million, a decrease of $0.3 million or 7.5% compared to $4.02 million for the three months ended September 30, 2023. The decrease in cost of goods sold was primarily due to management's continued efforts to improve efficiencies and reduce costs.

Gross profit from continuing operations for the three months ended December 31, 2023 was $4.38 million compared to $4.17 million for the three months ended September 30, 2023, an increase of $0.21 million or 5.0%. The increase in gross profit was primarily attributable to the decrease in cost of goods sold as described above. The Company’s overall gross margin improved for the three months ended December 31, 2023 to 54.0% as compared to 50.9% for the three months ended September 30, 2023 as the Company focused on its core assets to maximize pricing and inventory strategy and divested non-performing assets. Specifically, during the fiscal fourth quarter ended December 31, 2023, the Company entered into management services agreements for its two cultivation facilities in Oakland, California which became classified as discontinued operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2023 were $9.25 million compared to $7.47 million for the three months ended September 30, 2023, an increase of $1.78 million or 23.9%. The increase was primarily due to an increase of $2.17 million in income tax related penalties.

Operating Loss

The Company realized an operating loss from continuing operations of $6.69 million for the three months ended December 31, 2023 compared to $4.84 million for the three months ended September 30, 2023, an increase of $1.84 million or 38.0%. The  increase in operating loss from the preceding quarter was primarily due to changes in selling, general and administrative expenses as described above.

Other Income

Other income for the three months ended December 31, 2023 was $0.35 million compared to $2.02 million for the three months ended September 30, 2023, a decrease of $1.68 million or 82.9%. The decrease in other income was primarily attributable to a gain on extinguishment of debt of $2.42 million recognized during the fiscal fourth quarter of 2023, versus none in the consecutive prior quarter, as well as income from employer retention credit totaling $1.23 million received during the fiscal third quarter of 2023. In addition, the Company recognized an unrealized loss on investment of $0.67 million related to its shares in Mystic Holdings, Inc. for the three months ended December 31, 2023 versus an unrealized gain on investment of $1.33 million in the preceding quarter.

Discontinued Operations

Net loss from discontinued operations was $0.12 million for the three months ended December 31, 2023, a decrease compared to $0.23 million for the consecutive prior period as the Company winded down operations at its cultivation facilities and classified its cultivation operations as discontinued operations during the fiscal fourth quarter of 2023.

Non-GAAP Reconciliations

Non-GAAP earnings is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of the Company’s financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flows from operating activities as a measure of the Company’s liquidity. In addition, in evaluating non-GAAP earnings, you should be aware that in the future the Company will incur expenses or charges such as those added back to calculate non-GAAP earnings. The Company’s presentation of non-GAAP earnings should not be construed as an inference that its future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under US GAAP. Some of these limitations are (i) it does not reflect the Company’s cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, the Company’s working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in the Company's statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

The Company compensates for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. The Company further compensates for the limitations in our use of non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

The Company believes that non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). The Company also presents non-GAAP earnings because (i) it believes that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in the Company’s industry, (ii) the Company believes that investors will find these measures useful in assessing the Company's ability to service or incur indebtedness, and (iii) the Company uses non-GAAP earnings internally as benchmark to compare its performance to that of its competitors.

In the presentation of the financial results below, the Company reconciles Non-GAAP Adjusted EBITDA (Loss) Income with net loss attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded Non-GAAP Adjusted EBITDA Loss of $4.33 million for the three months ended December 31, 2023 compared to Non-GAAP Adjusted EBITDA Income of $1.19 million for the three months ended December 31, 2022. For the year ended December 31, 2023, the Company recorded Non-GAAP Adjusted EBITDA Loss of $6.06 million compared to $18.3 million for the year ended December 31, 2022. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Unaudited (in thousands)		(in thousands)
	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Net (Loss) Income	$(9,736)	$3,553	$(14,130)	$(188,656)
Less: Net Loss from Discontinued Operations, Net	123	7,056	311	4,746
Add (Deduct) Impact of:
Interest Expense	1,622	1,587	3,777	4,173
Provision for Income Tax Expense (Benefit)	3,274	2,802	4,116	(2,784)
Depreciation Expense	79	251	440	1,271
Amortization of Intangible Assets	—	490	1,500	7,616
EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(4,638)	$15,739	$(3,986)	$(173,634)

Non-GAAP Adjustments:
Stock-based Compensation Expense	253	507	2,435	4,919
Impairment of Assets	—	—	—	163,698
Severance Expense for Series A Share Repurchases	—	(12)	—	901
Realized Loss on Sale of Investments	—	—	61	—
Unrealized Loss (Gain) on Investments	666	260	(667)	(210)
Loss (Gain) on Disposal of Assets	1,806	(15,304)	1,607	(13,432)
Gain on Settlement of Liabilities	(1)	—	(70)	—
Gain on Extinguishment of Debt	(2,415)	—	(5,441)	(542)
Adjusted EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(4,329)	$1,190	$(6,061)	$(18,300)

LIQUIDITY AND CAPITAL RESOURCES

We incurred pre-tax net loss from continuing operations of $9.7 million and $186.69 million for the years ended December 31, 2023 and 2022, respectively, and have an accumulated deficit of $454.18 million and $440.05 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, we had a working capital deficit of $57.86 million, including $0.86 million of cash, compared to a working capital deficit of $54.57 million, including $1.2 million of cash, as of December 31, 2022. Current assets were approximately 0.08 times current liabilities as of December 31, 2023, compared to approximately 0.08 times current liabilities as of December 31, 2022.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, preferred stock, and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that such capital will be available to us on acceptable terms, on an acceptable schedule, or at all.

The risks and uncertainties surrounding the Company’s ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. For additional information on, see Item 1A – “Risk Factors” in Part I of this Form 10-K.

Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $1.34 million compared to $7.95 million for the year ended December 31, 2022, a decrease of $6.61 million, or 83.2%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current year and our increased efforts to scale back on non-accretive expenditures. During fiscal year 2023, management focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvement in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was $0.46 million compared to $19.73 million for the year ended December 31, 2022, a decrease of $19.27 million, or 97.7%. The decrease in cash provided by investing activities was primarily due to $20.71 million in cash proceeds from the sale of the Dyer property, the Reno dispensary and the NuLeaf joint venture in the prior year, versus no such transactions in the current year.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $0.54 million compared to $17.28 million used in financing activities for the year ended December 31, 2022, a decrease of $17.81 million, or 103.1%. The decrease in cash used in financing activities for the year ended December 31, 2023 was primarily due to $21.65 million of principal repayments of debt in the prior year while the Company had minimal debt payments in the current year.

Results of Operations for the Three and Nine Months ended September 30, 2023 (Unaudited and As Restated)

The below table outlines our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

As Restated	Unaudited (in thousands)				Unaudited (in thousands)
	For the three months ended September 30,				For the nine months ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue	$8,612	$9,721	$(1,109)	(11.4)%	$26,649	$44,371	$(17,722)	(39.9)%
Cost of Goods Sold	4,618	9,763	(5,145)	(52.7)%	13,360	30,213	(16,853)	(55.8)%
Gross Profit	3,994	(42)	4,036	(9609.5)%	13,289	14,158	(869)	(6.1)%
Gross Margin %	46.4%	(0.4)%	46.8%		49.9%	31.9%	18.0%

Operating Expenses (Income):
Selling, General and Administrative Expenses	7,529	12,752	(5,223)	(41.0)%	21,197	48,843	(27,646)	(56.6)%
Impairment Expense	—	107,972	(107,972)	(100.0)%	—	163,698	(163,698)	(100.0)%
Loss (Gain) on Disposal of Assets	1,540	1,529	11	0.7%	1,607	1,872	(265)	(14.2)%
Total Operating Expenses (Income)	9,069	122,253	(113,184)	(92.6)%	22,804	214,413	(191,609)	(89.4)%

Income (Loss) from Operations	(5,075)	(122,295)	117,220	(95.9)%	(9,515)	(200,255)	190,740	(95.2)%
Other Income (Expense)	2,022	(1,087)	3,109	(286.0)%	4,157	(928)	5,085	(548.0)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,053)	(123,382)	120,329	(97.5)%	(5,358)	(201,183)	195,825	(97.3)%
Provision for Income Tax (Expense) Benefit for Continuing Operations	(309)	3,450	(3,759)	(109.0)%	(842)	5,586	(6,428)	(115.1)%

Net (Loss) Income from Continuing Operations	(3,362)	(119,932)	116,570	(97.2)%	(6,200)	(195,597)	189,397	(96.8)%
Net Loss from Discontinued Operations	—	25	(25)	(100.0)%	—	3,374	(3,374)	(100.0)%

Net (Loss) Income	(3,362)	(119,907)	116,545	(97.2)%	(6,200)	(192,223)	186,023	(96.8)%

Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—%	—	275	(275)	(100.0)%

Net (Loss) Income Attributable to Unrivaled Brands, Inc.	$(3,362)	$(119,907)	$116,545	(97.2)%	$(6,200)	$(192,498)	$186,298	(96.8)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue

Overall revenue for the three months ended September 30, 2023 was $8.61 million compared to $9.72 million for the same period in 2022, a decrease of $1.11 million or 11.4%. During the three months ended September 30, 2023, the Company generated revenue from continuing operations of $8.61 million composed of retail revenue of $8.10 million and cultivation/distribution revenue of $0.51 million. This compared to revenue from continuing operations of $9.72 million for the quarter ended September 30, 2022, which included retail revenue of $9.25 million and cultivation/distribution revenue of $0.47 million.

Retail revenue for the three months ended September 30, 2023 decreased compared to the same period in the prior year by $1.15 million or 12.4% due a general decline in the cannabis market since the last half of 2022. Cultivation and distribution revenue for the three months ended September 30, 2023 was generally consistent with the same period in the prior year.

Gross Profit

Cost of goods sold for the three months ended September 30, 2023 was $4.62 million, a decrease of $5.15 million, or 52.7%, compared to $9.76 million for the three months ended September 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the three months ended September 30, 2023 was $3.99 million compared to a gross profit of $(0.04) million for the three months ended September 30, 2022, an increase of $4.04 million or 9,609.5%.

The increase in gross profit was directly impacted by the significant inventory write down on its distribution and wholesale operations in the prior year, resulting in negative consolidated gross margins. In addition, the Company's gross margin improved for the three months September 30, 2023 to 46.4% as compared to (0.4)% for the same period in the prior year as the Company focused on its core assets to maximize pricing and inventory strategy and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations stabilized to 52.3% for the three months ended September 30, 2023 compared to 58.3% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $7.53 million, compared to $12.75 million for the three months ended September 30, 2022, a decrease of $5.22 million or 41.0%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the three months ended September 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $2.66 million in depreciation and amortization expense, a decrease of $2.26 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, and a decrease of $1.43 million in salaries and benefits. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $5.08 million for the three months ended September 30, 2023 compared to $122.30 million for the three months ended September 30, 2022, a decrease of $117.22 million or 95.9%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment loss of $107.97 million recognized in the three months ended September 30, 2022, versus no impairment loss recognized during the current period.

Other Income (Expense)

Other income for the three months ended September 30, 2023 of $2.02 million improved significantly compared to other expense of $1.09 million for the three months ended September 30, 2022, an improvement of $3.11 million. The improvement was due to the Company recording income from employer retention credits of $1.23 million and an unrealized gain on investment of $1.33 million for the shares in Mystic Holdings, Inc. recognized as a result of the litigation settlement during the three months ended September 30, 2023, versus no such transactions in the same period in the prior year.

Discontinued Operations

Net income from discontinued operations was nil for the three months ended September 30, 2023 compared to $0.03 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

Overall revenue was $26.65 million for the nine months ended September 30, 2023 compared to $44.37 million for the same period in 2022, a decrease of $17.72 million or 39.9%. Revenue from continuing operations of $26.65 million for the nine months ended September 30, 2023 was composed of retail revenue of $24.99 million and cultivation/distribution revenue of $1.66 million. This compared to revenue from continuing operations of $44.37 million for the nine months ended September 30, 2022, which included retail revenue of $32.91 million and cultivation/distribution revenue of $11.47 million.

Retail revenue for the nine months ended September 30, 2023 decreased compared to the same period in the prior year by $7.92 million or 24.1% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market since the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the nine months ended September 30, 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the nine months ended September 30, 2023, which contributed $2.29 million in revenues in the prior year.

Cultivation and distribution revenue for the nine months ended September 30, 2023 decreased by $9.80 million or 85.5% compared to the same period in the prior year due the closure of all cultivation and distribution operations as part of the Company's turnaround plan, except for a cultivation facility in Northern California which remains as of September 30, 2023. Specifically, we eliminated third-party distribution operations in California which contributed $12.34 million of revenue in the same period in the prior year. We also ceased operations at a cultivation facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California, which provided $1.41 million of revenue in the current year compared to $2.39 million in the prior year.

Gross Profit

Cost of goods sold for the nine months ended September 30, 2023 was $13.36 million, a decrease of $16.85 million or 55.8% compared to $30.21 million for the nine months ended September 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the nine months ended September 30, 2023 was $13.29 million compared to a gross profit of $14.16 million for the nine months ended September 30, 2022, a decrease of $0.87 million or 6.1%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's overall gross margin improved for the nine months September 30, 2023 to 49.9% as compared to 31.9% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 53.5% for the nine months ended September 30, 2023 compared to 50.9% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $21.20 million, compared to $48.84 million for the nine months ended September 30, 2022, a decrease of $27.65 million or 56.6%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the nine months ended September 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $7.70 million in depreciation and amortization expense, a decrease of $5.33 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $7.36 million in salaries and benefits, and a decrease of $2.23 million in stock-based compensation. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $9.52 million for the nine months ended September 30, 2023 compared to $200.26 million for the nine months ended September 30, 2022, a decrease of $190.74 million or 95.2%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment loss of $163.70 million recognized in the nine months ended September 30, 2022, versus no impairment loss recognized in the nine months ended September 30, 2023.

Other Income (Expense)

Other income for the nine months ended September 30, 2023 was $4.16 million compared to other expense of $0.93 million for the nine months ended September 30, 2022, an improvement of $5.08 million. The change from the prior year was primarily attributable to a gain on extinguishment of debt of $3.03 million recognized during the current period. Additionally, the improvement was also contributed by the cash receipt of $1.23 million in employer retention credits and an unrealized gain on investment of $1.33 million for the shares in Mystic Holdings, Inc. recognized as a result of the litigation settlement during the nine months ended September 30, 2023, versus no such transactions in the same period in the prior year.

Discontinued Operations

Net income from discontinued operations was nil for the nine months ended September 30, 2023 compared to $3.37 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the nine months ended September 30, 2023.

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

The below table outlines our consolidated statements of operations for the fiscal third quarter of 2023 compared to the fiscal second quarter of 2023:

As Restated	Unaudited (in thousands)
	Three Months Ended
	September 30, 2023	June 30, 2023	$ Change	% Change

Revenue	$8,612	$8,797	$(185)	(2.1)%
Cost of Goods Sold	4,618	4,197	421	10.0%
Gross Profit	3,994	4,600	(606)	(13.2)%
Gross Margin %	46.4%	52.3%	(5.9)%

Operating Expenses:
Selling, General & Administrative Expenses	7,529	8,071	(542)	(6.7)%
Loss on Disposal of Assets	1,540	67	1,473	2,198.5%
Total Operating Expenses, Net	9,069	8,138	931	11.4%

Loss from Operations	(5,075)	(3,538)	(1,537)	43.4%
Other Income	2,022	165	1,857	1,125.5%

Loss from Continuing Operations Before Provisions for Income Taxes	(3,053)	(3,373)	320	(9.5)%
Provision for Income Tax Expense for Continuing Operations	(309)	125	(434)	(347.2)%

Net Loss Attributable to Unrivaled Brands, Inc.	$(3,362)	$(3,248)	$(114)	3.5%

Revenue

Revenues for the three months ended September 30, 2023 were generally consistent with the preceding quarter ended June 30, 2023.

Gross Profit

Cost of goods sold for the three months ended September 30, 2023 was $4.62 million, an increase of $0.42 million or 10.0%, compared to $4.20 million for the three months ended June 30, 2023. The decrease in cost of goods sold was primarily due to the improvement in efficiency and focus on cost-cutting measures at the Company's cultivation facility and its operations.

Gross profit from continuing operations for the three months ended September 30, 2023 was $3.99 million compared to $4.60 million for the three months ended June 30, 2023, a decrease of $0.61 million or 13.2%. The decrease in gross profit was directly impacted by the decrease gross margin from our wholesale operations which contributed to the overall decline for the three months September 30, 2023 to 46.4% as compared to 52.3% for the immediate prior quarter. Gross profit for on-going retail operations remained consistent at 52.3% for the three months ended September 30, 2023 compared to 52.9% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $7.53 million, compared to $8.07 million for the three months ended June 30, 2023. The quarter-over-quarter decrease of $0.54 million or 6.7%.was primarily related to a decrease in stock-based compensation of $1.56 million for shares issued pursuant to a related party for executive-level consulting and related business support services, offset by an increase in professional fees of $0.20 million related to legal services.

Operating Loss

The Company realized an operating loss from continuing operations of $5.08 million for the three months ended September 30, 2023 compared to $3.54 million for the three months ended June 30, 2023, an increase of $1.53 million or 43.4%. The increase in operating loss from the preceding quarter was primarily due to a loss on disposal of assets related to the write off of property and equipment of $1.54 million, while in the preceding quarter, the Company recognized a loss on disposal of assets of $0.07 million for the dissolution of UMBRLA, Inc.

Other Income

Other income for the three months ended September 30, 2023 was $2.02 million compared to $0.17 million for the three months ended June 30, 2023, a increase of $1.86 million. The improvement was a result of the Company receiving cash of $1.23 million in employer retention credits and recognizing an unrealized gain on investment of $1.33 million for the shares in Mystic Holdings, Inc. recognized as a result of the litigation settlement during the three months ended September 30, 2023, while in the immediate prior quarter, no such transactions had occurred.

Non-GAAP Reconciliations

Non-GAAP earnings is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of the Company's financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flows from operating activities as a measure of the Company's liquidity. In addition, in evaluating non-GAAP earnings, you should be aware that in the future the Company will incur expenses or charges such as those added back to calculate non-GAAP earnings. The Company's presentation of non-GAAP earnings should not be construed as an inference that its future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company's results as reported under US GAAP. Some of these limitations are (i) it does not reflect the Company's cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, the Company's working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in the Company's statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

The Company compensates for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. The Company further compensates for the limitations in our use of non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

The Company believes that non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.

These potential differences may be caused by variations in capital structures (affecting interest expense) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). The Company also presents non-GAAP earnings because (i) it believes that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in the Company's industry, (ii) the Company believes that investors will find these measures useful in assessing the Company's ability to service or incur indebtedness, and (iii) the Company uses non-GAAP earnings internally as benchmark to compare its performance to that of its competitors.

In the presentation of the financial results below, the Company reconciles non-GAAP Adjusted EBITDA Income (Loss) with net income (loss) attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.20 million for the three months ended September 30, 2023 compared to $9.18 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.64 million compared to $18.87 million for the nine months ended September 30, 2022. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

As Restated	Unaudited (in thousands)		Unaudited (in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (Loss) Income	$(3,362)	$(119,907)	$(6,200)	$(192,223)
Less: Net Loss from Discontinued Operations, Net	—	(25)	—	(3,374)
Add (Deduct) Impact of:	—	—	—	—
Interest Expense	944	382	2,155	2,586
Provision for Income Tax Expense (Benefit)	309	(3,450)	842	(5,586)
Depreciation Expense	204	879	637	2,716
Amortization of Intangible Assets	375	2,361	1,500	7,126
EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(1,530)	$(119,760)	$(1,066)	$(188,755)

Non-GAAP Adjustments:
Stock-based Compensation Expense	85	544	2,182	4,412
Impairment of Assets	—	107,972	—	163,698
Severance Expense for Series A Share Repurchases	—	42	—	913
Realized Loss on Sale of Investments	—	—	61	—
Unrealized Loss (Gain) on Investments	(1,333)	493	(1,333)	(470)
Loss (Gain) on Disposal of Assets	1,540	1,529	1,607	1,872
Gain on Settlement of Liabilities	41	—	(69)	—
Gain on Extinguishment of Debt	—	—	(3,026)	(542)
Adjusted EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(1,197)	$(9,180)	$(1,644)	$(18,872)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred net losses for the three and nine months ended September 30, 2023 and 2022, respectively and have an accumulated deficit of $446.25 million and $440.05 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we had a working capital deficit of $53.79 million, including $2.01 million of cash compared to a working capital deficit of $54.57 million, including $1.20 million of cash, as of December 31, 2022. Current assets were approximately 0.12 times current liabilities as of September 30, 2023, compared to approximately 0.08 times current liabilities as of December 31, 2022.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, preferred stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2023. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that such capital will be available to us on acceptable terms, on an acceptable schedule, or at all.

The risks and uncertainties surrounding the Company’s ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which contemplate our continuation as a going concern.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $0.55 million, compared to $7.03 million for the nine months ended September 30, 2022, a decrease of $6.48 million, or 92.2%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period as compared to the same period in the prior year and our increased efforts to scale back on non-accretive expenditures. For the latter half of fiscal year 2022, management focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $0.62 million, compared to $19.55 million for the nine months ended September 30, 2022, a decrease of $18.92 million, or 96.8%. The decrease in cash provided by investing activities was primarily due to the cash received upon disposing some of the Company's subsidiaries, which the Company had no such transactions in the current year.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $0.74 million, compared to cash used in financing activities of $17.36 million for the nine months ended September 30, 2022, an improvement of $18.10 million, or 104.3%. The decrease in cash used in financing activities as compared to the prior year was primarily due to the significant debt payments made on the Company's debt in the prior year, while the Company had minimal debt payments in the current year.

Results of Operations for the Three and Six Months ended June 30, 2023 (Unaudited and As Restated)

The below table outlines our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

As Restated	Unaudited (in thousands)				Unaudited (in thousands)
	For the three months ended June 30,				For the six months ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue	$8,797	$15,801	$(7,004)	(44.3)%	$18,037	$34,650	$(16,613)	(47.9)%
Cost of Goods Sold	4,197	7,714	(3,517)	(45.6)%	8,742	20,450	(11,708)	(57.3)%
Gross Profit	4,600	8,087	(3,487)	(43.1)%	9,295	14,200	(4,905)	(34.5)%
Gross Margin %	52.3%	51.2%	1.1%		51.5%	41.0%	10.6%

Operating Expenses (Income):
Selling, General and Administrative Expenses	8,071	18,160	(10,089)	(55.6)%	13,668	36,091	(22,423)	(62.1)%
Impairment Expense	—	55,726	(55,726)	(100.0)%	—	55,726	(55,726)	(100.0)%
Loss (Gain) on Disposal of Assets	67	541	(474)	(87.6)%	67	343	(276)	(80.5)%
Total Operating Expenses (Income)	8,138	74,427	(66,289)	(89.1)%	13,735	92,160	(78,425)	(85.1)%

Income (Loss) from Operations	(3,538)	(66,340)	62,802	(94.7)%	(4,440)	(77,960)	73,520	(94.3)%
Other Income (Expense)	165	755	(590)	(78.1)%	2,135	159	1,976	1242.8%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,373)	(65,585)	62,212	(94.9)%	(2,305)	(77,801)	75,496	(97.0)%
Provision for Income Tax (Expense) Benefit for Continuing Operations	125	448	(323)	(72.1)%	(533)	2,136	(2,669)	(125.0)%

Net (Loss) Income from Continuing Operations	(3,248)	(65,137)	61,889	(95.0)%	(2,838)	(75,665)	72,827	(96.2)%
Net Loss from Discontinued Operations	—	1,419	(1,419)	(100.0)%	—	3,349	(3,349)	(100.0)%

Net (Loss) Income	(3,248)	(63,718)	60,470	(94.9)%	(2,838)	(72,316)	69,478	(96.1)%

Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	—	—	—%	—	275	(275)	(100.0)%

Net (Loss) Income Attributable to Unrivaled Brands, Inc.	$(3,248)	$(63,718)	$60,470	(94.9)%	$(2,838)	$(72,591)	$69,753	(96.1)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

Overall revenue for the three months ended June 30, 2023 was $8.80 million compared to $15.80 million for the same period in 2022, a decrease of $7.00 million or 44.0%. During the three months ended June 30, 2023, the Company generated revenue from continuing operations of $8.80 million composed of retail revenue of $8.42 million and cultivation/distribution revenue of $0.38 million. This compared to revenue from continuing operations of $15.80 million for the quarter ended June 30, 2022, which included retail revenue of $11.14 million and cultivation/distribution revenue of $4.66 million.

Retail revenue for the three months ended June 30, 2023 decreased compared to the same period in the prior year by $2.73 million or 24.5% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market during the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the first quarter of 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the quarter ended June 30, 2023, which contributed $0.91 million in revenues in the prior year.

Cultivation and distribution revenue for the three months ended June 30, 2023 decreased by $4.28 million or 91.8% compared to the same period in the prior year due to the closure of all operations except for one growing facility in Northern California that was implemented as part of the Company's turnaround plan in 2022. In addition, we eliminated third-party distribution operations in California which contributed $4.66 million of revenue in the same period in the prior year. We also ceased growing operations at a facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California which provided $0.34 million of revenue in the current year. Combined revenues from both facilities provided $1.11 million in the prior year.

Gross Profit

Cost of goods sold for the three months ended June 30, 2023 was $4.20 million, a decrease of $3.52 million, or 46.0%, compared to $7.71 million for the three months ended June 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the three months ended June 30, 2023 was $4.60 million compared to a gross profit of $8.09 million for the three months ended June 30, 2022, a decrease of $3.49 million or 43.0%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's gross margin improved for the three months June 30, 2023 to 52.3% as compared to 51.2% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 52.9% for the three months ended June 30, 2023 compared to 51.3% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $8.07 million, compared to $18.16 million for the three months ended June 30, 2022, a decrease of $10.09 million or 55.6%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the three months ended June 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $2.57 million in depreciation and amortization expense, a decrease of $1.40 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $3.00 million in salaries and benefits, and a decrease of $0.04 million in stock-based compensation. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $3.54 million for the three months ended June 30, 2023 compared to $66.34 million for the three months ended June 30, 2022, a decrease of $62.80 million or 94.7%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment charge of $55.73 million recognized in the three months ended June 30, 2022, where no impairment charge was recognized during the current period.

Other Income

Other income for the three months ended June 30, 2023 of $0.17 million was generally consistent compared to $0.76 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company recognized a gain on settlement of liabilities of $0.11 million versus none in the comparative prior period. This was offset by an unrealized gain on investments of $0.96 million during the three months ended June 30, 2022 compared to none in the current period.

Discontinued Operations

Net income from discontinued operations was nil for the three months ended June 30, 2023 compared to $1.42 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

Overall revenue was $18.04 million for the six months ended June 30, 2023 compared to $34.65 million for the same period in 2022, a decrease of $16.61 million or 48.0%. Revenue from continuing operations was $18.04 million for the six months ended June 30, 2023 which was composed of retail revenue of $16.89 million and cultivation/distribution revenue of $1.15 million. This compared to revenue from continuing operations of $34.65 million for the six months ended June 30, 2022, which included retail revenue of $23.65 million and cultivation/distribution revenue of $11.00 million.

Retail revenue for the six months ended June 30, 2023 decreased compared to the same period in the prior year by $6.77 million or 28.6% due to the closure of our non-storefront delivery in Sacramento, California, the divestiture of the Downtown Los Angeles retail operations during the second quarter of 2022, and a general decline in the cannabis market during the last half of 2022. While we operated the non-storefront Sacramento retail operation and the Los Angeles retail operations during the first two quarters of 2022, there were no operations of the same non-storefront Sacramento retail and Los Angeles retail operations during the first two quarters of 2023, which contributed $2.29 million in revenues in the prior year.

Cultivation and distribution revenue for the six months ended June 30, 2023 decreased by $9.85 million or 89.5% compared to the same period in the prior year due the closure of all operations except one growing facility in Northern California that was implemented as part of the Company's turnaround plan. In addition, we eliminated third-party distribution operations in California which contributed $11.87 million of revenue in the same period in the prior year. We also ceased growing operations at a facility in Northern California which provided no revenue in 2023 and began slowing down cultivation operations at our remaining facility in Northern California which provided $0.99 million of revenue in the current year compared to $2.21 million in the prior year.

Gross Profit

Cost of goods sold for the six months ended June 30, 2023 was $8.74 million, a decrease of $11.71 million or 57.0% compared to $20.45 million for the six months ended June 30, 2022. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year.

Gross profit from continuing operations for the six months ended June 30, 2023 was $9.30 million compared to a gross profit of $14.20 million for the six months ended June 30, 2022, a decrease of $4.91 million or 35.0%. The decrease in gross profit was directly impacted by the decrease in revenues for the current reporting period as compared to the prior year. However, the Company's overall gross margin improved for the six months June 30, 2023 to 51.5% as compared to 41.0% for the same period in the prior year as the Company focused on its core assets and divested non-performing assets related to its distribution operations. Gross profit for on-going retail operations improved to 54.0% for the six months ended June 30, 2023 compared to 48.0% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $13.67 million, compared to $36.09 million for the six months ended June 30, 2022, a decrease of $22.42 million or 62.1%. As a result of the Company's restructuring plan implemented during the third fiscal quarter of 2022, the Company saw significant reductions in expenses during the six months ended June 30, 2023 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $5.04 million in depreciation and amortization expense, a decrease of $3.03 million in facility related expenses, such as rent, utilities, repairs and maintenance, security, and insurance, a decrease of $5.93 million in salaries and benefits, and a decrease of $1.77 million in stock-based compensation. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $4.44 million for the six months ended June 30, 2023 compared to $77.96 million for the six months ended June 30, 2022, a decrease of $73.52 million or 94.3%. This improvement from the same period in the prior year was primarily attributable to the results of the Company's restructuring objectives noted above and an impairment charge of $55.73 million recognized in the six months ended June 30, 2022, where no impairment charge was recognized for the three months ended June 30, 2023.

Other Income

Other income for the six months ended June 30, 2023 was $2.14 million compared to $0.16 million for the six months ended June 30, 2022, an increase of $1.98 million. The change from the prior year was primarily attributable to an increase in gain on extinguishment of debt due to the $3.03 million recognized during the current period, offset by a decrease in other income of $0.59 million compared to the same period in the prior year.

Discontinued Operations

Net income from discontinued operations was nil for the six months ended June 30, 2023 compared to $3.35 million for the comparative prior period. All discontinued operations were fully divested as of December 31, 2022, and as a result, the Company had no income or loss from discontinued operations for the six months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

The below table outlines our consolidated statements of operations for the fiscal second quarter of 2023 compared to the fiscal first quarter of 2023:

As Restated	Unaudited (in thousands)
	Three Months Ended
	June 30, 2023	March 31, 2023	$ Change	% Change

Revenue	$8,797	$9,240	$(443)	(4.8)%
Cost of Goods Sold	4,197	4,545	(348)	(7.7)%
Gross Profit	4,600	4,695	(95)	(2.0)%
Gross Margin %	52.3%	50.8%	1.5%

Operating Expenses:
Selling, General & Administrative Expenses	8,071	5,597	2,474	44.2%
Loss on Disposal of Assets	67	—	67	100.0%
Total Operating Expenses, Net	8,138	5,597	2,541	45.4%

Loss from Operations	(3,538)	(902)	(2,636)	292.2%
Other Income	165	1,970	(1,805)	(91.6)%

Loss from Continuing Operations Before Provisions for Income Taxes	(3,373)	1,068	(4,441)	(415.8)%
Provision for Income Tax Expense for Continuing Operations	125	(658)	783	(119.0)%

Net Loss Attributable to Unrivaled Brands, Inc.	$(3,248)	$410	$(3,658)	(892.2)%

Revenue

Revenues for the three months ended June 30, 2023 were generally consistent with the preceding quarter ended March 31, 2023. The decrease in consolidated revenue of $0.44 million was primarily due to a $0.39 million decrease in cultivation/distribution revenue quarter over quarter due to the Company's focus on its retail operations during the current period. Retail revenue was generally consistent with the prior quarter.

Gross Profit

Cost of goods sold for the three months ended June 30, 2023 was $4.20 million, a decrease of $0.35 million or 8.0%, compared to $4.55 million for the three months ended March 31, 2023. The decrease in cost of goods sold was primarily due to the improvement in efficiency and focus on cost-cutting measures at the Company's cultivation facility and its operations.

Gross profit from continuing operations for the three months ended June 30, 2023 was $4.60 million compared to $4.70 million for the three months ended March 31, 2023, an decrease of $0.10 million or 2.0%. The decrease in gross profit was directly impacted by the decrease in promotion and marketing program ("PMP") revenue compared to the immediate prior quarter. The Company's overall gross profit improved for the three months June 30, 2023 to 52.3% as compared to 50.8% for the immediate prior quarter. Gross profit for on-going retail operations declined to 52.9% for the three months ended June 30, 2023 compared to 55.1% for the preceding quarter as a result of a decline in PMP revenue during the three months ended June 30, 2023. Gross profit for on-going retail operations remained consistent from product sales.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $8.07 million, compared to $5.60 million for the three months ended March 31, 2023. The quarter-over-quarter increase of $2.47 million or 44.2%.was primarily related to an increase in stock-based compensation of $1.19 million for shares issued pursuant to a related party for executive-level consulting and related business support services and an increase in professional fee expenses of $0.47 million due to professional fees related to legal services.

Operating Loss

The Company realized an operating loss from continuing operations of $3.54 million for the three months ended June 30, 2023 compared to $0.90 million for the three months ended March 31, 2023, an increase of $2.64 million or 292.2%. The increase in operating loss from the immediate prior quarter was primarily due to the $2.47 million increase in selling, general and administrative expenses as described above.

Other Income

Other income for the three months ended June 30, 2023 was $0.17 million compared to $1.97 million for the three months ended March 31, 2023, a decrease of $1.81 million. This change from was primarily attributable to the gain on extinguishment of debt of $3.03 million during the first quarter of 2023, versus none in the current quarter.

Non-GAAP Reconciliations

Non-GAAP earnings is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of the Company's financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flows from operating activities as a measure of the Company's liquidity. In addition, in evaluating non-GAAP earnings, you should be aware that in the future the Company will incur expenses or charges such as those added back to calculate non-GAAP earnings. The Company's presentation of non-GAAP earnings should not be construed as an inference that its future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company's results as reported under US GAAP. Some of these limitations are (i) it does not reflect the Company's cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) it does not reflect changes in, or cash requirements for, the Company's working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in the Company's statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

The Company compensates for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. The Company further compensates for the limitations in our use of non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

The Company believes that non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.

These potential differences may be caused by variations in capital structures (affecting interest expense) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). The Company also presents non-GAAP earnings because (i) it believes that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in the Company's industry, (ii) the Company believes that investors will find these measures useful in assessing the Company's ability to service or incur indebtedness, and (iii) the Company uses non-GAAP earnings internally as benchmark to compare its performance to that of its competitors.

In the presentation of the financial results below, the Company reconciles non-GAAP Adjusted EBITDA Income (Loss) with net income (loss) attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $0.80 million for the three months ended June 30, 2023 compared to $4.61 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company recorded non-GAAP Adjusted EBITDA Loss of $0.45 million compared to $9.69 million for the six months ended June 30, 2022. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

As Restated	Unaudited (in thousands)		Unaudited (in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (Loss) Income	$(3,248)	$(63,718)	$(2,838)	$(72,316)
Less: Net Loss from Discontinued Operations, Net	—	(1,419)	—	(3,349)
Add (Deduct) Impact of:		—	—	—
Interest Expense	187	438	1,211	2,204
Provision for Income Tax Expense (Benefit)	(125)	(448)	533	(2,136)
Depreciation Expense	221	930	433	1,837
Amortization of Intangible Assets	562	2,422	1,125	4,765
EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(2,403)	$(61,795)	$464	$(68,995)

Non-GAAP Adjustments:
Stock-based Compensation Expense	1,642	1,680	2,097	3,868
Impairment of Assets	—	55,726	—	55,726
Severance Expense for Series A Share Repurchases	—	201	—	871
Realized Loss on Sale of Investments	—	—	61	—
Unrealized Loss (Gain) on Investments	—	(963)	—	(963)
Loss (Gain) on Disposal of Assets	67	541	67	343
Gain on Settlement of Liabilities	(110)	—	(110)	—
Gain on Extinguishment of Debt	—	—	(3,026)	(542)
Adjusted EBITDA (Loss) Income from Continuing Operations (Non-GAAP)	$(804)	$(4,610)	$(447)	$(9,692)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred net losses for the three and six months ended June 30, 2023 and 2022, respectively and have an accumulated deficit of $442.89 million and $440.05 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we had a working capital deficit of $48.90 million, including $0.59 million of cash compared to a working capital deficit of $54.57 million, including $1.20 million of cash, as of December 31, 2022. Current assets were approximately 0.10 times current liabilities as of June 30, 2023, compared to approximately 0.08 times current liabilities as of December 31, 2022.

We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock, preferred stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the end of 2023. However, we continue to evaluate various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations, or if we are able to raise capital, that such capital will be available to us on acceptable terms, on an acceptable schedule, or at all.

The risks and uncertainties surrounding the Company’s ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements. The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which contemplate our continuation as a going concern.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $2.15 million, compared to $2.50 million for the six months ended June 30, 2022, a decrease of $0.36 million, or 14.3%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period as compared to the same period in the prior year and our increased efforts to scale back on non-accretive expenditures. For the latter half of fiscal year 2022, management focused on its turnaround plan to stabilize operations to put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $0.69 million, compared to $19.50 million for the six months ended June 30, 2022, a decrease of $18.81 million, or 96.5%. The decrease in cash provided by investing activities was primarily due to the cash received upon disposing some of the Company's subsidiaries, which the Company had no such transactions in the current year.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $0.84 million, compared to cash used in financing activities of $17.27 million for the six months ended June 30, 2022, an improvement of $18.11 million, or 104.9%. The decrease in cash used in financing activities as compared to the prior year was primarily due to the significant debt payments made on the Company's debt in the prior year, while the Company has minimal debt payments in the current year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed description of our accounting policies are described in “Note 3– Summary of Accounting Policies” of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Critical accounting policies that have the most significant in the annual Consolidated Financial Statements are described below.

Right-of-Use Assets and Lease Liabilities

Right-of-use assets are measured at cost, which is calculated as the amount of the initial measurement of lease liability plus any lease payments made at or before the commencement date, any initial direct costs and related restoration costs. The right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term or estimates of economic life. The Company’s lease liability is recognized net of lease incentives receivable. The lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the lessee’s incremental borrowing rate. The period over which the lease payments are discounted is the expected lease term, including renewal and termination options that the Company is reasonably certain to exercise.

Revenue Recognition

Revenue from retail dispensaries is recorded at the time customers take possession of the product and recognized net of discounts, promotional adjustments, and returns. The Company collects taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, excise and local taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenue. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.

The Company recognizes revenue from cultivation, manufacturing and distribution product sales when its customers obtain control of the products. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

Assets Held for Sale and Discontinued Operations

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell unless the asset held for sale meets the exceptions as denoted by ASC Topic 360, “Property, Plant, and Equipment”. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. A discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale.

Income Taxes

Current tax assets and/or liabilities comprise those claims from, or obligations to, fiscal authorities relating to the current or prior reporting periods that are unpaid at the reporting date. Current tax is payable on taxable profit, which differs from profit or loss in the financial statements. Calculation of current tax is based on tax rates and tax laws that have been enacted or substantively enacted by the end of the reporting period. Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected. Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the annual Consolidated Financial Statements are described below.

Inventory Valuation

The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use.

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, notably investment in equity securities, convertible debt and loans, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

Goodwill Impairment, Other Intangible Assets and Long-Lived Assets

Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill has been impaired. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. The Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the recoverable amount.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of equity-based grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Income Taxes

Deferred tax assets are recognized to the extent that the Company believe that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance is recorded, which would reduce the provision for income taxes. Uncertain tax positions are recorded in accordance with ASC Topic 740, “Income Taxes”, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recently adopted accounting pronouncements and recently issued accounting pronouncements that may potentially impact our financial position and results of operations are described in “Note 3 – Summary of Accounting Policies” of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our consolidated financial statement as of December 31, 2023 and 2022, together with the related notes and the report of our independent registered public accounting firm, are set forth on page F-1 through F-37 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our management concluded that as of December 31, 2023 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

1.	Lack of timely review of accounts and reconciliations leading to material audit adjustments
2.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
3.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

4.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
5.	After consultation with our independent registered public accounting firm, our management and our audit committee concluded that, it was appropriate to restate our previously issued unaudited balance sheets as of June 30, 2023 and September 30, 2023, to reverse the write-off of an uncertain tax position liability (the “Restatement”). As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

Because of inherent limitations, no matter how well designed and operated, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2023.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 based on such criteria due to material weaknesses in internal control over financial reporting described below:

Material Weaknesses in Internal Control over Financial Reporting

•

The Company’s primary user access controls (i.e. provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate Company personnel were not operating effectively. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

•	Failure to timely record transactions and to timely review account reconciliations resulting in post-closing adjustments and restatement of the financial statements.

Remediation Plan

We plan to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. Our remediation process will include:

•	Enhancing the organizational structure to support financial reporting processes and internal controls.
•	Investing in IT systems to enhance our operational and financial reporting and internal controls.
•	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.
•	Providing guidance, education and training to employees relating to our accounting policies and procedures.
•	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.

We expect to remediate these material weaknesses during 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Director or Officer Since	Age	Positions
Sabas Carrillo	2022	47	Chief Executive Officer and Chairman of the Board of Directors
Patty Chan	2022	37	Chief Financial Officer
James Miller	2022	64	Chief Operating Officer and Director
Matthew Barron	2023	39	Director

Sabas Carrillo, Chief Executive Officer and Chairman of the Board of Directors

Mr. Carrillo serves as our Chief Executive Officer and a member of our board of directors, positions which he has held since December 2022. Mr. Carrillo was appointed as Chairman of the Board on July 1, 2023. Previously, Mr. Carrillo served as our Interim Chief Executive Officer from August 2022 to December 2022. Mr. Carrillo is an industry veteran with 13 years of cannabis experience and has helped lead public and private cannabis companies through restructuring, growth, mergers & acquisitions, and successful exits during such time. He is the Founder and CEO of Adnant, LLC (“Adnant”), an accounting and consulting firm advising cannabis companies on technical and operational accounting, strategic transactions, and the public offering process, and he has served as Adnant’s CEO since 2009. Mr. Carrillo served on the go-public team for Weedmaps and General Cannabis, Inc., a publicly traded company from late 2009 to 2012. An SEC financial reporting expert with comprehensive capital markets experience, Mr. Carrillo led the team that took Blüm Oakland through a public offering on behalf of Terra Tech Corp. in 2014 (now Unrivaled) - the first plant touching, vertically integrated company to enter the public markets. Mr. Carrillo helped guide MedMen Enterprises, Inc., the first publicly traded multi-state operator, from late 2017 to 2019 to acquire 53 companies and effectively supported them through the rollup, audits and integration efforts. Mr. Carrillo served as Interim CFO for Cookies Creative Consulting & Promotions Inc. from January 2019 to January 2020. He is a co-founder and general partner of two cannabis-focused funds: Mesh Ventures, LLC and 1212 Ventures, LLC.

Patty Chan, Chief Financial Officer

Ms. Chan serves as our Chief Financial Officer, a position she has held since June 2023. Previously, Ms. Chan served as our Interim Chief Financial Officer from September 2022 to June 2023. Ms. Chan has over 15 years of accounting, financial reporting, compliance, and operational experience across the cannabis, real estate, and financial services industries. Before entering the cannabis and CBD industries, she accrued nearly 10 years of experience managing forensic accounting engagements for business litigation, supervising and conducting fraud investigations, and preparing forensic analysis of complex financial transactions. She previously served as Chief Financial Officer for Upexi Inc. f/k/a Grove Inc. (NASDAQ: UPXI) a manufacturing, distribution, wholesale and retail company in the CBD industry from June 2016 until June 2020. Prior to that company’s initial public offering, she was part of the team overseeing their business model transition, equity fundraising, and go-public efforts. Ms. Chan received a B.A. in Business Economics with a minor in accounting and political science from the University of California, Los Angeles and is a Certified Public Accountant in the state of California.

Ms. Chan currently serves as a Manager at Adnant, a position she has held since February 2021. At Adnant, Ms. Chan focuses on advising hypergrowth clients on their operations and audit preparation as well as managing the accounting and reporting for cannabis investment funds. She has also implemented financial controls and infrastructure for cannabis clients in various stages of their business development.

James Miller, Chief Operating Officer and Director

Mr. Miller serves as our Chief Operating Officer and a member of our board of directors, positions which he has held since December 2022 and June 2023, respectively. Mr. Miller most recently served as Chief Financial Officer of Operators Only, Inc., a cannabis operations service provider, supporting Cookies-branded retail and cultivation licensees, from January 2022 to October 2022. Mr. Miller was Corporate Controller at 3PL Central LLC, a private equity owned eCommerce WMS provider, from February 2020 until December 2021. Previously, Mr. Miller served as interim Chief Financial Officer and Vice President of Accounting at MedMen Enterprises Inc., a cannabis MSO and cultivation company, from January 2018 until December 2019, where he was responsible for financial reporting, financial controls, and various operating departments through its formation, initial public offering, and subsequent growth stage. He was also Chief Financial Officer of MedMen Enterprises Inc.’s affiliated Treehouse Real Estate Investment Trust from December 2018 until October 2019. Mr. Miller has held several senior executive and finance roles at leading entertainment firms, such as the Walt Disney Company and Viacom, as well as various technology and e-commerce companies. Mr. Miller received a Bachelor of Arts degree in Economics from the University of California at Los Angeles, and is a CPA (license inactive) in California.

Matthew Barron, Director

Mr. Barron serves as a member of our board of directors, a position which he has held since August 2023. Mr. Barron currently serves as co-founder and managing partner of 1212 Ventures, LLC, a cannabis-focused venture capital firm. He also serves on the board of directors of Cookies Creative Consulting & Promotions, Inc., the most globally recognized cannabis brand, and serves as Vice President of Mesh Ventures, LLC, which invested in 12 cannabis firms across the supply chain. Mr. Barron has held several senior roles leading growth and strategy at IT solutions, software development, and health companies. Mr. Barron received a Bachelor of Arts degree in Philosophy, Political Science, and Economics from Denison University, and a Master of Business Administration from the University of Chicago, Booth School of Business.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of director.

Independent Director Agreements

Pursuant to an Independent Director Agreement dated December 11, 2020 by and between us and Nicholas Kovacevich, we agreed to grant Mr. Kovacevich 1,500 restricted shares of stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Kovacevich entered into an Amended and Restated Independent Director Agreement (as may be amended from time to time, the “Kovacevich Agreement”). Per the Kovacevich Agreement, (1) the Company issued to Mr. Kovacevich 5,000 restricted shares of the Company’s Common Stock, which vested in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement. Pursuant to the Kovacevich Agreement, as of December 31, 2023, the Company has granted Mr. Kovacevich all 5,000 restricted shares of Common Stock (all of which are vested), and has paid cash compensation of $9,000 during the fiscal year ended December 31, 2023. Mr. Kovacevich resigned from the board of directors effective July 1, 2023 and accordingly, the Independent Director Agreement was terminated.

Pursuant to an Independent Director Agreement dated July 1, 2021 by and between us and Eric Baum, we agreed to grant Mr. Baum an option to purchase 5,000 shares of Common Stock at the closing price of the Common Stock on the date of the Director Agreement and to pay Mr. Baum cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning July 1, 2021 for the term of the Baum Director Agreement. The Company issued to Mr. Baum 5,000 options to purchase shares of Common Stock at an exercise price of $0.22, which vested in twelve equal installments on the first day of each month beginning on August 1, 2021. Pursuant to the Baum Director Agreement, the Company has paid cash compensation of $9,000 during the fiscal year ended December 31, 2023. Mr. Baum resigned from the board of directors effective July 1, 2023 and accordingly, the Independent Director Agreement was terminated.

Pursuant to a Board of Directors Agreement effective August 1, 2023 by and between us and Matthew Barron, compensation shall be determined by the Board and the Compensation Committee. During the year ended December 31, 2023, the Board and the Compensation Committee agreed that compensation paid to directors shall be nil for the fiscal year ended December 31, 2023. As of December 31, 2023, Mr. Barron did not receive any cash compensation or issuance of Common Stock for his role as director.

Involvement in Certain Legal Proceedings

Other than as disclosed below, to our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

On November 4, 2015, our board of directors approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at https://ir.blumholdings.com/corporate-governance/governance-documents. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics by posting such information on our website. Information contained on our website is not part of this report.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors, absent an employment agreement.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. The Reporting Persons are required by rules of the SEC to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) reports furnished to the Company, written representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons, the Company believes that the foregoing Reporting Persons complied with all filing requirements with respect to transactions during the fiscal year ended December 31, 2023, except the following:

•	Sabas Carrillo did not timely file a Form 4 with respect to three transactions.
•	Patty Chan did not timely file a Form 4 with respect to one transaction.
•	James Miller did not timely file a Form 4 with respect to two transactions.
•	Matthew Barron did not timely file a Form 3 with respect to his appointment as director on August 1, 2023.

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, our board of directors established the Audit Committee, which is governed by the Audit Committee Charter. Mr. Barron is currently the sole member of the Audit Committee, and Mr. Barron meets the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our board of directors has affirmatively determined that each member of our Audit Committee meets the independence requirements of The Nasdaq Stock Market, LLC and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Barron qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. A copy of the Audit Committee Charter can be found online at https://ir.blumholdings.com/corporate-governance/governance-documents.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (10)	Awards (11)	Compensation	Total
Sabas Carrillo (1)	2023	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Director	2022	$—	$—	$—	$—	$—	$—

Patty Chan (2)	2023	$—	$—	$—	$—	$—	$—
Chief Financial Officer	2022	$—	$—	$—	$—	$—	$—

James Miller (3)	2023	$215,000	$—	$—	$13,790	$—	$228,790
Chief Operating Officer and Director	2022	$28,942	$—	$—	$—	$—	$28,942

Tiffany Davis (4)	2023	$—	$—	$—	$—	$—	$—
Chief Executive Officer, President, and Director	2022	$111,605	$—	$—	$—	$—	$111,605

Francis Knuettel II (5)	2023	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Director	2022	$206,522	$—	$308,025	$—	$—	$514,547

Jeffrey Batliner (6)	2023	$—	$—	$—	$—	$—	$—
Chief Financial Officer	2022	$254,014	$—	$—	$—	$—	$254,014

Uri Kenig (7)	2023	$—	$—	$—	$—	$—	$—
Chief Operating Officer	2022	$125,539	$—	$41,700	$—	$—	$167,239

Oren Schauble (8)	2023	$—	$—	$—	$—	$—	$—
President	2022	$160,205	$—	$—	$—	$—	$160,205

Christopher Rivera (9)	2023	$—	$—	$—	$—	$—	$—
Interim Chief Financial Officer	2022	$—	$—	$—	$—	$—	$—

(1)

Appointed Interim Chief Executive Officer on August 12, 2022. Appointed Director on December 23, 2022. Designated as Chief Executive Officer on December 23, 2022. Appointed Chairman of the Board on July 1, 2023. Compensation is included as part of the Company's agreement with Adnant described below.

(2)

Appointed Interim Chief Financial Officer on September 12, 2022. Designated as Chief Financial Officer on June 12, 2023. Compensation is included as part of the Company's agreement with Adnant described below.

(3)	Appointed Chief Operating Officer on December 23, 2022. Previously started with the Company in November 2022. Appointed Director on July 1, 2023.
(4)	Appointed Interim Chief Executive Officer on March 13, 2022. Terminated employment on July 21, 2022.
(5)

Appointed Director on December 11, 2020. Appointed Interim Chief Executive Officer and President on December 15, 2020. Designated as Chief Executive Officer and President on March 2, 2021. Terminated employment on March 13, 2022.

(6)

Appointed Chief Financial Officer effective October 5, 2020. Stepped down from Chief Financial Officer on September 12, 2022, and continued to work for the Company in other capacities through March 2023. Compensation received during fiscal year 2023 is not included in this table as Mr. Batliner was not an executive officer during fiscal year 2023.

(7)	Appointed Interim Chief Operating Officer effective December 18, 2020. Appointed Chief Operating Officer effective June 7, 2021. Terminated employment on March 25, 2022.
(8)	Appointed President on July 27, 2021. Terminated employment on March 10, 2022.
(9)	Appointed Interim Chief Financial Officer on June 26, 2023. Terminated position as Interim Chief Financial Officer in November 2023 when Ms. Chan returned from parental leave and continues to work for the Company in other capacities. Compensation is included as part of the Company's agreement with Adnant described below.
(10)

The dollar amounts in this column reflect the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”). The fair value is calculated based on the closing price of the Common Stock on the grant dates.

(11)

The dollar amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, of stock options granted in the applicable year. For a discussion of the assumptions that we used to value the stock options, for financial accounting purposes, please refer to “Note 15 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Annual Report on Form 10-K.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Sabas Carrillo, Patty Chan, & Christopher Rivera

On August 12, 2022, the Company entered into the Original Adnant Letter pursuant to which Adnant agreed to provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities, as described in more detail on the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 12, 2022. Adnant will provide certain services (the “Services”) focused on achieving identified performance objectives (the “Performance Objectives”). Both the Services and Performance Objectives are described in more detail in the Original Adnant Letter. Compensation to Adnant includes fees for the Services of $150,000 monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award of up to $1.0 million subject to achievement of the Performance Objectives as set forth in Exhibit A to the Original Adnant Letter. The services of Mr. Carrillo, Ms. Chan, Mr. Rivera and other Adnant employees providing services to the Company are included as part of the fees covered in the Original Adnant Letter.

On June 30, 2023, the Company and Adnant entered into the A&R Engagement Letter, pursuant to which Adnant will continue to provide certain executive level consulting and related business support and services through September 30, 2023. Effective April 1, 2023, as compensation for such services, Adnant is entitled to receive a monthly flat fee of $0.20 million. Adnant has the option to convert accrued and unpaid service fees into shares of common stock of the Company. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of Common Stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate.

In connection with the Reorganization, Unrivaled assigned to the Company, and the Company assumed from Unrivaled, A&R Engagement Letter.

On December 29, 2023, the board of directors approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter.

James Miller

On October 28, 2022, the Company entered into an Employment Agreement with James Miller (the "Miller Employment Agreement"), appointing Mr. Miller as the Company's Chief Operating Officer. Mr. Miller's compensation pursuant to the Miller Employment Agreement is a base salary of $215,000 and he is eligible to receive an equity bonus, provided that the actual amount of the performance-based option grant may be greater or less than the target grant. The equity bonus is to be based on performance and achievement of the Company and individual goals and objectives agreed to between Mr. Miller and the Company's Chief Executive Officer.

Francis Knuettel II

On December 18, 2020, Terra Tech Corp. entered into an Executive Employment Agreement (the “Knuettel Employment Agreement”) with Francis Knuettel II, appointing Mr. Knuettel as the Company’s Interim Chief Executive Officer and President. The Knuettel Employment Agreement, was for a term of six months. Mr. Knuettel’s compensation pursuant to the Knuettel Employment Agreement was $150,000 and he was eligible to receive a cash performance bonus at the discretion of the board of directors. Mr. Knuettel was granted 2,000 fully-vested shares of the Company’s Common Stock and was entitled to an additional 2,000 fully-vested shares of Common Stock on the six-month anniversary of the Knuettel Employment Agreement; provided it had not been terminated prior to that date. Mr. Knuettel was also granted an option to purchase 6,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Knuettel Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which vest 50% on the three-month anniversary of the Knuettel Employment Agreement and 50% on the six-month anniversary of the Knuettel Employment Agreement; provided it had not been terminated prior to either such date. In addition, Mr. Knuettel was eligible to receive a bonus of 4,000 fully-vested shares of Common Stock and $40,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Knuettel Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the board of directors, whether or not he is then an employee of the Company.

On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Knuettel Employment Agreement”) with Mr. Knuettel, appointing Mr. Knuettel as the Company’s Chief Executive Officer and President. The term of the A&R Knuettel Employment Agreement began on June 7, 2021 and continued until terminated by the Company or Mr. Knuettel pursuant to the terms thereof. Mr. Knuettel’s annual base compensation pursuant to the A&R Knuettel Employment Agreement was $300,000 and he was eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus was to be based on performance and achievement by the Company and individual goals and objectives agreed to by the board of directors or Compensation Committee and Mr. Knuettel.

In connection with the A&R Knuettel Employment Agreement, Mr. Knuettel was issued 15,000 shares (the “Knuettel Grant Shares”) of Common Stock, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three-month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Knuettel Grant Shares is subject to acceleration under certain circumstances as set forth in the A&R Knuettel Employment Agreement.

Mr. Knuettel was also issued an option to purchase 15,000 shares (the “Knuettel Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Knuettel Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Knuettel Employment Agreement.

In addition, under the A&R Knuettel Employment Agreement, Mr. Knuettel was eligible to receive a bonus of 2,000 fully-vested shares of Common Stock and $40,000 in cash upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of Mr. Knuettel’s original employment agreement with the Company, in each case with a transaction value of over $20,000,000 and approved by the Company’s board of directors. The board of directors approved the payment of this cash and equity bonus to Mr. Knuettel in connection with the closing of the UMBRLA merger on July 1, 2021.

Under the A&R Knuettel Employment Agreement, Mr. Knuettel was also eligible to receive a performance stock grant (the “Knuettel Performance Grant”), with the target amount of the Knuettel Performance Grant equal to 7,500 shares of Common Stock (the “Knuettel Target Grant”); provided that the actual amount of the Knuettel Performance Grant may be greater or less than the Knuettel Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the Knuettel Employment Agreement.

Under the A&R Knuettel Employment Agreement, if (i) Mr. Knuettel’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Knuettel Employment Agreement), death or “permanent and total disability” or (ii) Mr. Knuettel resigns for good reason (as defined in the A&R Knuettel Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a six-month period.

On April 12, 2022, the Company and Mr. Knuettel agreed to terms on a separation agreement. The Company agreed to pay Mr. Knuettel 50% of his annual base salary and continue his medical benefits for a period of six months. Mr. Knuettel's unvested shares and options vested immediately. As part of this separation agreement Mr. Knuettel resigned as director of the Company.

Uri Kenig

On December 21, 2020, the Company entered into an Executive Employment Agreement (the “Kenig Employment Agreement”) with Uri Kenig, appointing Mr. Kenig as the Company’s Interim Chief Operating Officer. The Kenig Employment Agreement, was for a term of six months. Mr. Kenig’s compensation pursuant to the Kenig Employment Agreement was $90,000 and he was eligible to receive a cash performance bonus at the discretion of the board of directors. Mr. Kenig was granted 1,500 fully-vested shares of the Company’s Common Stock and was entitled to an additional 1,500 fully-vested shares of Common Stock on the six-month anniversary of the Kenig Employment Agreement; provided it had not been terminated prior to that date. Mr. Kenig was also granted an option to purchase 3,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to the date of the Kenig Employment Agreement pursuant to the terms of the Company’s 2018 Equity Incentive Plan, which vested 50% on the three-month anniversary of the Kenig Employment Agreement and 50% on the six-month anniversary of the Kenig Employment Agreement; provided it had not been terminated prior to either such date. In addition, Mr. Kenig was eligible to receive a bonus of 2,000 fully-vested shares of Common Stock and $20,000 upon closing of (A) a merger or consolidation of the Company or a subsidiary of the Company with another entity, or (B) the disposition by the Company of all or substantially all of the Company’s assets or the acquisition by the Company of all or substantially all of the assets of another entity entered into during the term of the Kenig Employment Agreement, in each case with a transaction value of over $20,000,000 and approved by the board of directors, whether or not he is then an employee of the Company.

The Board of Directors approved the payment of this cash and equity bonus to Mr. Kenig in connection with the closing of the UMBRLA merger on July 1, 2021.

On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Kenig Employment Agreement”) with Mr. Kenig, appointing Mr. Kenig as the Company’s Chief Operating Officer. The term of the A&R Kenig Employment Agreement began on June 7, 2021 and continued until terminated by the Company or Mr. Kenig pursuant to the terms thereof. Mr. Kenig’s annual base compensation pursuant to the A&R Kenig Employment Agreement was Two Hundred and Fifty Thousand Dollars ($250,000) and he was eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus was to be based on performance and achievement of Company and individual goals and objectives agreed to by the board of directors or Compensation Committee and Mr. Kenig.

Mr. Kenig was also issued an option to purchase 17,500 shares (the “Kenig Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Kenig Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Kenig Employment Agreement.

Mr. Kenig was also eligible to receive a performance stock grant (the “Kenig Performance Grant”), with the target amount of the Kenig Performance Grant equal to 5,000 shares of Common Stock (the “Kenig Target Grant”); provided that the actual amount of the Kenig Performance Grant may be greater or less than the Kenig Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the A&R Kenig Employment Agreement.

If (i) Mr. Kenig’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Kenig Employment Agreement), death or “permanent and total disability” or (ii) Mr. Kenig resigns for good reason (as defined in the A&R Kenig Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a six-month period.Mr. Kenig is eligible to participate in the Company’s 2018 Equity Incentive Plan, pursuant to which the Company may grant equity awards to its officers, directors and employees.

On March 10, 2022, the Company terminated the employment of Mr. Kenig effective as of March 25, 2022.

Jeffrey Batliner

On September 28, 2020, Terra Tech Corp. entered into an Executive Employment Agreement (the “Employment Agreement”) with Jeffrey Batliner, formerly the Company’s Director of Reporting & Analysis, appointing Mr. Batliner as the Company’s Chief Financial Officer, effective October 5, 2020. The Employment Agreement, was for a term of one year. Mr. Batliner’s base salary was Two Hundred Thousand Dollars ($200,000) and he was eligible for a performance bonus of up to 100% of his base salary (“Target Performance Bonus”). The Target Performance Bonus was to be based on performance and achievement of Company goals and objectives as defined by the board of directors or Compensation Committee and may be greater or less than the Target Performance Bonus. Mr. Batliner may be eligible for severance benefits under certain circumstances as set forth in the Employment Agreement.

On June 7, 2021, the Company entered into an Amended and Restated Executive Employment Agreement (the “A&R Batliner Employment Agreement”) with Mr. Batliner, appointing Mr. Batliner as the Company’s Chief Financial Officer. The term of the A&R Batliner Employment Agreement began on June 7, 2021 and continued until terminated by the Company or Mr. Batliner pursuant to the terms thereof. Mr. Batliner’s annual base compensation pursuant to the A&R Batliner Employment Agreement was $250,000 and he was eligible to receive an annual cash bonus, with the target amount of such annual bonus equal to 50% of his base compensation in the year to which the annual bonus relates; provided that the actual amount of the annual bonus may be greater or less than the target bonus. The annual bonus was to be based on performance and achievement of Company and individual goals and objectives agreed to by the Company’s board of directors or Compensation Committee and Mr. Batliner.

Mr. Batliner was also issued an option to purchase 17,500 shares (the “Batliner Grant Options”) of Common Stock with an exercise price equal to the closing price of the Common Stock on the trading day prior to June 7, 2021 pursuant to the terms of the Company’s Equity Incentive Plan, which vest in six equal installments, with the first installment vesting on June 7, 2021, and the remaining installments vesting on every three month anniversary thereafter; provided he is an employee of the Company on the applicable vesting date. The vesting of the Batliner Grant Options is subject to acceleration under certain circumstances as set forth in the A&R Batliner Employment Agreement.

Mr. Batliner was also eligible to receive a performance stock grant (the “Batliner Performance Grant”), with the target amount of the Batliner Performance Grant equal to 5,000 shares of Common Stock (the “Batliner Target Grant”); provided that the actual amount of the Batliner Performance Grant may be greater or less than the Batliner Target Grant based on performance and achievement of Company and individual goals and objectives as set forth in the A&R Batliner Employment Agreement.

If (i) Mr. Batliner’s employment with the Company is terminated by the Company other than for cause (as defined in the A&R Batliner Employment Agreement), death or “permanent and total disability” or (ii) Mr. Batliner resigns for good reason (as defined in the A&R Batliner Employment Agreement), then he shall be entitled to severance benefits in an amount equal to 50% of his then current base compensation, less any taxes and withholding as may be necessary pursuant to law, to be paid in accordance with the Company’s normal payroll practices, but in no event less frequently than monthly, paid in equal installments over a six-month period.

Mr. Batliner resigned as Chief Financial Officer on September 12, 2022, and continued to work for the Company in other capacities through March 2023.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
		Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option Exercise Price	Option Expiration	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
Name	Grant Date	(#) exercisable	(#) unexercisable	($)	Date	(#)	($)
Jeffrey Batliner (1)	4/02/2020 (4)	183,333	—	$ 0.07	4/2/2030	—	—
	9/25/2020 (5)	833,333	—	$ 0.08	9/25/2030	—	—
	6/07/2021 (3)	1,750,000	—	$ 0.23	6/6/2031	—	—
James Miller	10/23/2023 (2)	1,400,000	—	$ 0.01	10/23/1933	—	—

(1)	All grants are part of the 2018 Equity Incentive Plan.
(2)	Grant is part of the 2019 Equity Incentive Plan and vested immediately.
(3)	Grant vests in six quarterly installments, with the first vesting on June 7, 2021 and subsequently on every three month anniversary of the grant date for the next five quarters.
(4)	Grant vests in twelve quarterly installments, with the first vesting on April 2, 2020 and subsequently on the first day of the quarter for the next eleven quarters.
(5)	Grant vests in twelve quarterly installments, with the first vesting on October 1, 2020 and subsequently on the first day of the quarter for the next eleven quarters.

Director Compensation

The following table sets forth director compensation for the year ended December 31, 2023:

	Fees Earned	Stock	Option	All Other
Name (1)	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Matthew Barron (2)	$—	$—	$—	$—	$—
Nicholas Kovacevich (3)	$9,000	$—	$—	$—	$9,000
Eric Baum (4)	$9,000	$—	$—	$—	$9,000

(1)

Sabas Carrillo and James Miller are not included in this table as they were executive officers during fiscal year 2023, and thus received no compensation for their service as directors. The compensation of Mr. Carrillo and Mr. Miller as our employees is shown in “Item 11. Executive Compensation – Summary Compensation Table.”

(2)	Appointed Director on August 1, 2023. Mr. Barron received no compensation for his service as director in 2023.
(3)	Appointed Director on December 10, 2020. Resigned on July 1, 2023.
(4)	Appointed Director on July 1, 2021. Resigned on July 1, 2023.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Matthew Barron

On August 1, 2023, the Company and Mr. Barron entered into Board of Directors Agreement which provided no compensation for his service as director.

Nicholas Kovacevich

On February 1, 2021, the Company and Mr. Kovacevich amended the Independent Director Agreement. Pursuant to the amended agreement, (1) the Company issued to Mr. Kovacevich 5,000 restricted shares of Common Stock, which vest in twelve equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (2) the Company agreed to pay Mr. Kovacevich cash compensation of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the agreement. Mr. Kovacevich resigned from the board of directors effective July 1, 2023 and accordingly, the Independent Director Agreement was terminated.

Eric Baum

On July 1, 2021, we entered into an Independent Director Agreement and a Director Indemnification Agreement with Eric Baum in connection with his appointment to the board of directors of the Company. Pursuant to the Director Agreements, among other things, (1) we agreed to enter into a Stock Option Agreement to issue to Mr. Baum an option to purchase 5,000 shares of Common Stock at the closing price of the Common Stock on the date of the Director Agreement and (2) we agreed to pay Mr. Baum cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning on the date of the Baum Director Agreement. Mr. Baum resigned from the board of directors effective July 1, 2023 and accordingly, the Independent Director Agreement was terminated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On January 12, 2016, we adopted the 2016 Equity Incentive Plan, and our stockholders approved the 2016 Plan at our annual meeting of stockholders that was held on September 26, 2016. We refer to such plan in this report as the “2016 Plan.” Pursuant to the terms of the 2016 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2016 Plan shall not exceed 2,000,000. During the years ended December 31, 2016, 2017, and 2018, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 1,300, 2,100, and 2,000 shares of Common Stock, respectively. The options have exercise prices of $254.00 to $504.00 per share, and generally vest quarterly over a three-year period. The number of securities available for future issuance under the 2016 Plan is 1,997,511.

On December 11, 2018, our Board approved the Company’s 2018 Equity Incentive Plan, as amended and restated as of June 20, 2019, and approved by our stockholders on September 23, 2019, with 13,000,000 shares available for issuance. We refer to such plan, as amended, in this report as the “2018 Plan.” On February 14, 2020, our Board approved an amendment to the 2018 Plan, increasing the number of shares available for issuance thereunder by 28,976,425 shares of Common Stock for a total of 41,976,425 shares of Common Stock, plus the number of shares that may become available under the 2016 Plan after termination of awards thereunder, not to exceed 2,000,000 shares subject to adjustment in accordance with the terms of the 2018 Plan. During the years ended December 31, 2022 and 2021, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 69,097 and 36,448 shares of Common Stock, respectively. The options have exercise prices ranging from $7.00 to $26.00 per share, and generally vest quarterly over a three-year period. During the year ended December 31, 2023, the Company granted ten-year options to executives and employees totaling 192,442, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 192,442 shares of Common Stock. The options have an exercise price of $1.10 and vest immediately on the grant date. The number of securities available for future issuance under the 2018 Plan is 43,690,333.

On May 15, 2019, UMBRLA, Inc. approved the 2019 Equity Incentive Plan, as amended by shareholder consents dated effective March 11, 2020 and November 2, 2020. We refer to such plan, as amended, in this report as the “UMBRLA Plan.” Pursuant to the terms of the UMBRLA Plan as amended, the maximum number of shares of Common Stock available for the grant of awards under the UMBRLA Plan is 55,000,000 shares. At the time the acquisition of UMBRLA, Inc. completed, UMBRLA, Inc. had granted ten-year options to employees, directors, officers, and consultants totaling 539,570. Immediately after the acquisition of UMBRLA, Inc. by the Company, those shares were assumed by the Company and will be honored in equivalent shares of Common Stock which equivalency equals an aggregate 830,171 shares. The options have exercise prices of $13.00 to $19.00, and with limited exceptions, vest in equal monthly installments over a four-year period, with the first one-quarter of the award vesting on the first anniversary following the vesting start date. The number of securities available for future issuance under the UMBRLA Plan is 54,879,659.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 10, 2024 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of Company Common Stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2024, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 3242 S. Halladay Street, Suite 202, Santa Ana, CA 92705.

		Amount and
		Nature of		Percent of
		Beneficial		Common
Name and Address of Beneficial Owner	Title of Class	Ownership		Stock(1)
Greater than 5% Beneficial Owners:
Sabas Carrillo	Common Stock	1,302,166	(2)	15.01%
Dallas Imbimbo	Common Stock	797,871	(3)	9.20%
Alicia Cotta	Common Stock	757,142	(4)	8.86%
Brick City Productions, Inc.	Common Stock	759,403	(5)	8.94%
Joseph Gerlach	Common Stock	431,701	(6)	5.05%
Executive Officers and Directors:
Sabas Carrillo	Common Stock	1,302,166	(2)	15.01%
Chief Executive Officer and Chairman of the Board of Directors
Patty Chan	Common Stock	35,714	(7)	*
Chief Financial Officer
James Miller	Common Stock	31,857	(7)(8)	*
Chief Operating Officer and Director
Matthew Barron	Common Stock	3,571	(7)	*
Director
All Directors and Executive Officers as a Group (4 persons)		1,373,308		15.68%

*	Represents beneficial ownership of less than one percent (1.0%) of the outstanding shares of our Common Stock.
(1)	As of April 10, 2024, we had a total of 8,499,105 shares of Common Stock issued and outstanding.
(2)

Includes (i) 1,123,595 shares of Common Stock held by Adnant, LLC, and (ii) 178,571 shares underlying exercisable warrants held by Adnant LLC, of which Mr. Carrillo is the sole member. The principal address is 11516 Downey Ave, Downey, CA 90241.

(3)

Based on information known to us, Mr. Imbimbo’s holdings include (i) 134,277 shares held by Mr. Imbimbo, (ii) 8,167 shares underlying exercisable warrants, (iii) 5,000 shares underlying exercisable options, (iv) 64,547 shares held by Mr. Imbimbo’s spouse, (v) 8,167 shares underlying exercisable warrants held by Mr. Imbimbo’s spouse, (vi) 192,607 shares held by Alpha West Holdings Inc. (“Alpha West”), of which Mr. Imbimbo is a 60% stockholder and has voting and dispositive control, (vii) 27,692 shares underlying exercisable warrants held by Alpha West, (viii) 82,590 shares held by Rove Group LLC, of which Mr. Imbimbo is the sole member (“Rove Group”), (ix) 120,377 shares underlying exercisable warrants held by Rove Group, and (x) 154,447 shares held by Bonaparte Group LLC, of which Mr. Imbimbo’s spouse is the managing member. Mr. Imbimbo disclaims beneficial ownership with respect to the shares held by Alpha West and Bonaparte Group LLC except to the extent of his pecuniary interest therein. The principal address is 17595 Harvard Ave. C552, Irvine, CA 92614. The stockholder’s principal address is 17595 Harvard Ave. C552, Irvine, CA 92614. Mr. Imbimbo resigned as a director of the Company in April 2022.

(4)	The principal address is 570 Washington Blvd., Jersey City, NJ 07310.
(5)

Based on information known to us, Ms. Cotta’s holdings include (i) 714,285 shares held by Green Door Redding, LLC, of which Ms. Cotta is the manager, Chief Executive Officer, Chief Financial Officer, and Secretary, and (ii) 42,857 shares underlying exercisable warrants. Ms. Cotta disclaims beneficial ownership with respect to the shares held by Green Door Redding, LLC except to the extent of her pecuniary interest therein. The stockholder’s principal address is 11516 Downey Ave, Downey, CA 90241.

(6)	The principal address is 3801 Lorene Ct, Modesto, CA 95356.
(7)	Consists of shares underlying exercisable warrants. The stockholder’s principal address is 11516 Downey Ave, Downey, CA 90241.
(8)	Includes (i) 14,000 shares underlying exercisable options and (ii) 17,857 shares underlying exercisable warrants.

The following table sets forth certain information as of April 10, 2024 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series V Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. As of April 10, 2024, there are no shares of Series N Preferred Stock outstanding. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 3242 S. Halladay Street, Suite 202, Santa Ana, CA 92705.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Series V Preferred Stock (1)(2)
Greater than 5% Beneficial Owners:
Sabas Carrillo	Series V Preferred Stock	3,571,429	(3)	25.38%
SME Maywood, LLC	Series V Preferred Stock	1,785,714	(4)(7)	12.69%
MKSI Investments	Series V Preferred Stock	1,428,571	(4)(8)	10.15%
Miguel Rodriguez	Series V Preferred Stock	1,071,429	(4)	7.61%
David Kang	Series V Preferred Stock	1,071,429	(5)	7.61%
Robert Baca	Series V Preferred Stock	1,071,429	(6)	7.61%
Alicia Cotta	Series V Preferred Stock	857,143	(4)	6.09%
Patty Chan	Series V Preferred Stock	714,286	(4)	5.08%
Justin Jarin	Series V Preferred Stock	714,286	(6)	5.08%

Executive Officers and Directors:
Sabas Carrillo	Series V Preferred Stock	3,571,429	(3)	25.38%
Chief Executive Officer and Chairman of the Board of Directors
Patty Chan	Series V Preferred Stock	714,286	(4)	5.08%
Chief Financial Officer
James Miller	Series V Preferred Stock	357,143	(4)	2.54%
Chief Operating Officer and Director
Matthew Barron	Series V Preferred Stock	71,429	(4)	0.51%
Director
All Directors and Executive Officers as a Group (4 persons)		4,714,287		33.50%

(1)	As of April 10, 2024, we had a total of 14,071,431 shares of Series V Preferred Stock issued and outstanding.
(2)

In connection with the Securities Purchase Agreement entered into on or about December 30, 2022, all other investors in the 2022 Private Placement executed Voting Agreements pursuant to which such investors provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo has voting power over 100% of the Company's Series V Preferred Stock.

(3)	Includes 3,571,429 shares of Series V Preferred Stock held by Adnant, LLC, of which Mr. Carrillo, the Company’s Chief Executive Officer and Chairman of the Board, is the sole member. The stockholder’s principal address is 11516 Downey Ave, Downey, CA 90241. In connection with the Securities Purchase Agreement entered into on or about December 30, 2022, all other investors in the 2022 Private Placement executed Voting Agreements pursuant to which such investors provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo has voting power over 100% of the Company's Series V Preferred Stock.
(4)	The stockholder’s principal address is 11516 Downey Ave, Downey, CA 90241.
(5)	The stockholder’s principal address is 9200 Double R Blvd, Reno, NV 89521.
(6)	Mr. Baca is the Company's Chief Legal Officer. The stockholder’s principal address is 401 E. 8th St, Sioux Falls, SD 57103.
(7)	Edwin Movagharian is the managing member of SME Maywood, LLC and as such may be deemed to have sole voting and investment discretion with respect to the Series V Preferred Stock held by SME Maywood, LLC. Mr. Movagharian disclaims any beneficial ownership of the securities held by SME Maywood, LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(8)	Martin Kaufman and Salwa Ibrahim are the managers of MKSI Investments LLC and have shared voting and investor control over the shares beneficially owned by MKSI Investments LLC. Each of Mr. Kaufman and Ms. Ibrahim disclaims any beneficial ownership of the securities held by MKSI Investments LLC other than to the extent of any pecuniary interest he or she may have therein, directly or indirectly.

There are no arrangements known to us that might, at a subsequent date, result in a change-in-control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding Common Stock or their family members, that exceeded the lesser of $0.12 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

Membership Interest Purchase Agreement

On July 1, 2021, the Company entered into a Membership Interest Purchase Agreement with Nicholas Kovacevich and Dallas Imbimbo, pursuant to which the Company acquired 100% of the outstanding membership interests in Halladay Holding, LLC from Mr. Kovacevich and Mr. Imbimbo. Halladay Holding, LLC is the owner of real property located at 3242 S. Halladay Street, Santa Ana, CA 92705, where the Company operates a cannabis dispensary and maintains its principal office space. Pursuant to the Purchase Agreement, as consideration for the acquisition, the Company paid Mr. Kovacevich and Mr. Imbimbo an aggregate purchase price of $4.60 million in cash. The Company had an independent third-party perform a valuation of the Property prior to entering into the Purchase Agreement. Mr. Kovacevich was a former director of the Company and Mr. Imbimbo was a former director of the Company. As such, the acquisition was a related party transaction.

Engagement of Adnant, LLC

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (the “Original Adnant Letter”) pursuant to which Adnant provides executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. As compensation for the Adnant’s continued services and on achieving identified performance objectives as described in the engagement letter, Adnant is entitled to receive fees of $0.15 million monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award subject to achievement of the performance objectives as set forth in more detail in the engagement letter. Pursuant to the engagement letter, the board of directors appointed Sabas Carrillo, the Founder and Chief Executive Officer (“CEO”) of Adnant, as Interim Chief Executive Officer. On December 23, 2022, the Company’s board of directors appointed Mr. Carrillo as the Chief Executive Officer of the Company. On July 1, 2023, our Board appointed Mr. Carrillo as the Chairman of the Board of Directors of the Company.

The Original Adnant Letter provided that, in the event that prior to December 31, 2022 the Interim CEO’s service is terminated by the Company other than for “Cause” (as defined in the Adnant engagement letter), then 100% of the performance bonus award shares will be released to Adnant from the performance bonus award trust subject to the execution and non-revocation of a release of claims by the Interim CEO and Adnant in the form provided by the Company and reasonably agreed by Adnant. The engagement services commenced on August 12, 2022 and the engagement remained in effect through December 31, 2022. Upon the expiration of the engagement letter, the engagement shall automatically renew for subsequent three-month periods unless, at least 30 days prior to the renewal date, either the Company or Adnant provides written notice of termination. During the period from the initial engagement through December 31, 2022, and pursuant to Adnant’s engagement, the Company has incurred a total of $0.75 million in fees, and has issued 161,812 common shares under the performance bonus award valued at $0.57 million.

On June 30, 2023, the Company and Adnant entered into an Amended and Restated Engagement Letter (“A&R Engagement Letter”), which amends and restates the Original Adnant Letter in its entirety. Under the A&R Engagement Letter, Adnant will continue to provide certain executive level consulting and related business support and services through September 30, 2023. Effective April 1, 2023, as compensation for such services, Adnant is entitled to receive a monthly flat fee of $0.20 million. Adnant has the option to convert accrued and unpaid service fees into shares of Common Stock.  In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of Common Stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate.

On December 29, 2023, the Board approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter. During the year ended December 31, 2023, the Company incurred a total of $2.25 million in fees and issued 961,783 shares of the Company's common stock under the performance bonus award valued at $1.91 million.

2022 Private Placement

On or about December 30, 2022, the Company entered into Securities Purchase Agreements with certain accredited investors, including but not limited to, Sabas Carrillo (the Company’s Chief Executive Officer), Patty Chan (the Company’s Chief Financial Officer), and Robert Baca (the Company’s Interim Chief Legal Officer). The Securities Purchase Agreements related to a private placement (the “2022 Private Placement”) of: (a) up to approximately 14,285,714 shares of the Company’s Series V Preferred Stock for a price equal to the closing share price of the Company’s Common Stock on December 30, 2022 (on an as-converted-into-common stock-basis of one-tenth (1/10th) of a share of Common Stock for each one share of Series V Preferred Stock), or $1.40 per share of Common Stock, directly to the purchasers, and (b) up to 714,286 warrants to purchase up to 714,286 shares of the Common Stock directly to the purchasers, with an exercise price of each warrant of $2.80. Each share of Series V Preferred Stock is convertible into 100 shares of Common Stock, as further described in the Second Amended and Restated Certificate of Designation and as amended by the Reverse Stock Split. The 2022 Private Placement closed in January 2023. Pursuant to the 2022 Private Placement, Mr. Carrillo purchased 3,571,429 shares of Series V Preferred Stock and 17,857 warrants, Ms. Chan purchased 714,286 shares of Series V Preferred Stock and 3,571 warrants, and Mr. Baca purchased 1,071,429 shares of Series V Preferred Stock and 5,357 warrants.

Voting Agreements

In connection with the 2022 Private Placement, the other investors in the 2022 Private Placement executed Voting Agreements, pursuant to which such investors provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo has voting power over an additional approximately 75% of the Series V Preferred Stock owned by others due to such Voting Agreements, or a total voting power of 100% of the Series V Preferred Stock. Such Voting Agreements were amended and restated in connection with the Reorganization, such that the Voting Agreements remain in full force and effect with the Company replacing Unrivaled as the issuer party thereto.

Short-Term Advance

During the year ended December 31, 2023, Sabas Carrillo, the Company's Chief Executive Officer, advanced the Company $0.20 million for working capital needs, which has been repaid as of December 31, 2023.

Director Agreements

Pursuant to an Independent Director Agreement dated December 11, 2020 between the Company and Nicholas Kovacevich, we agreed to grant Mr. Kovacevich 1,500 restricted shares of Company Common Stock, to be fully vested on the date of appointment. On February 1, 2021, the Company and Mr. Kovacevich entered into an Amended and Restated Independent Director Agreement (as may be amended from time to time, the “Kovacevich Agreement”). Per the Kovacevich Agreement, (a) the Company issued to Mr. Kovacevich 5,000 restricted shares of Company Common Stock, which vested in twelve (12) equal installments on the first day of each month beginning on March 1, 2021 (provided Mr. Kovacevich is a director of the Company on the applicable vesting date) and (b) the Company agreed to pay Mr. Kovacevich cash compensation in the amount of $5,000 per month, payable on the first day of each month beginning March 1, 2021 for the term of the Kovacevich Agreement. Pursuant to the Kovacevich Agreement, as of December 31, 2023, the Company had granted Mr. Kovacevich all 5,000 restricted shares of Company Common Stock (all of which are vested), and had paid cash compensation in the amount of $9,000 during the fiscal year ended December 31, 2023. Mr. Kovacevich resigned from the board of directors effective July 1, 2023 and accordingly, the Independent Director Agreement was terminated.

Pursuant to an Independent Director Agreement dated July 1, 2021 by and between us and Eric Baum, we agreed to grant Mr. Baum an option to purchase 5,000 shares of Common Stock at the closing price of the Common Stock on the date of the Director Agreement and to pay Mr. Baum cash compensation of $5,000 per month, pro-rated for any partial months, payable on the first day of each month beginning July 1, 2021 for the term of the Baum Director Agreement. The Company issued to Mr. Baum 5,000 options to purchase shares of Common Stock at an exercise price of $0.22, which vested in twelve equal installments on the first day of each month beginning on August 1, 2021. Pursuant to the Baum Director Agreement, the Company has paid cash compensation of $9,000 during the fiscal year ended December 31, 2023. Mr. Baum resigned from the board of directors effective July 1, 2023 and accordingly, the Independent Director Agreement was terminated.

Pursuant to a Board of Directors Agreement effective August 1, 2023 by and between us and Matthew Barron, compensation shall be determined by the Board and the Compensation Committee. During the year ended December 31, 2023, the Board and the Compensation Committee agreed that compensation paid to directors shall be nil for the fiscal year ended December 31, 2023. As of December 31, 2023, Mr. Barron did not receive any cash compensation or issuance of Common Stock for his role as director.

We are also party to indemnification agreements with each of our directors pursuant to which we have agreed, among other things, to indemnify each director to the fullest extent permitted by Nevada law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a Director. In connection with the Reorganization, Blum Holdings, Inc. entered into new indemnification agreements with the members of the Board, on terms substantially similar to those set forth in the existing director indemnification agreements of Unrivaled Brands, Inc.

Director Independence

Our board of directors is currently composed of three (3) members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, our Board has determined that one (1) of our directors, Mr. Matthew Barron, qualifies as an independent director. We evaluated independence in accordance with Nasdaq Stock Market Listing Rule 5605(a)(2).

The board of directors currently has three (3) separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee. All three of these committees are solely comprised of our independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for professional audit services rendered by Marcum LLP for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022

Audit Fees (1)	$469,918	$180,090
Audit Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees (3)	38,063	—
Total Fees	$507,981	$180,090

(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

(2)	Audit Related Fees include consultation regarding our correspondence with the SEC and other accounting consulting.
(3)	All Other Fees consists of fees for other miscellaneous items.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal 2023 and 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements and Report of Independent Registered Public Accounting Firm – See Index on page F-1
(2)	Financial Statement Schedules have been omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements or the notes thereto.
(b)	The following exhibits are incorporated by reference from the Exhibit Index attached hereto.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Membership Interest Purchase Agreement, dated July 1, 2021.	8-K	7/8/2021	2.1
2.2	Membership Interest Purchase Agreement, dated August 15, 2021.	8-K	8/16/2021	2.1
2.3	Membership Interest Purchase Agreement, dated as of November 17, 2021.	8-K	11/22/2021	2.1
2.4	Membership Interest Purchase Agreement, dated November 22, 2021.	8-K	11/29/2021	2.1
2.5	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
4.1	Description of Capital Stock*
4.2	Form of 3.0% Senior Convertible Promissory Note.	8-K	1/25/2021	4.4
4.3	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.4	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6

4.4	Form of Straight Promissory Note (“6-Month Note”).	8-K	1/25/2021	4.7
4.5	Form of Straight Promissory Note (“12-Month Note”).	8-K	1/25/2021	4.8
4.6	Form of Senior Secured Promissory Note.	8-K	11/29/2021	4.1
4.7	Secured Promissory Note, dated November 22, 2021.	8-K	11/29/2021	4.2
4.8	Binding Term Sheet dated March 23, 2023, by and among the Company, as borrower, and Noteholders.	8-K	3/28/2023	4.1
10.1	2016 Equity Incentive Plan †.	10-K	3/29/2016	10.23
10.2	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan.†	8-K	6/26/2019	10.1
10.3	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan, dated as of February 14, 2020.†	8-K	2/18/2020	10.5
10.4	2019 Equity Incentive Plan of UMBRLA, Inc.†	10-Q	8/16/2021	10.22
10.5	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020.†	10-Q	8/16/2021	10.23
10.6	Amendment to 2019 Equity Inventive Plan of UMBRLA, Inc., dated October 22, 2020.†	10-Q	8/16/2021	10.24
10.7	Sublease, dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC .	8-K/A	4/5/2016	10.27
10.8	Employment Agreement between Terra Tech Corp. and Jeffrey Batliner, dated June 7, 2021.	8-K	6/10/2021	10.6
10.9	Loan Agreement Amendment, dated January 7, 2021.	8-K	1/13/2021	10.1
10.10	Indemnification Agreement (Jeffrey Batliner), dated January 7, 2021.†	8-K	1/13/2021	10.2
10.11	Form of Registration Rights Agreement.	8-K	1/25/2021	10.2
10.12	Independent Director Agreement between Terra Tech Corp. and Nicholas Kovacevich, dated February 1, 2021.†	8-K	2/4/2021	10.1
10.13	Stock Option Agreement between Terra Tech Corp. and Tiffany Davis, dated April 6, 2021.	8-K	4/9/2021	10.3
10.14	Form of Six-Month Note.	8-K	6/10/2021	10.2
10.15	Form of Twelve-Month Note.	8-K	6/10/2021	10.3
10.16	Independent Director Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum.†	8-K	7/8/2021	10.2
10.17	Director Indemnification Agreement, dated as of July 1, 2021, by and between the Company and Eric Baum (5)†	8-K	7/8/2021	10.4
10.18	Promissory Note issued by Unrivaled Brands, Inc. in favor of Arthur Chan, dated July 27, 2021.	8-K	8/2/2021	10.2
10.19	Six-Month Note (Sterling Harlan)	8-K	10/5/2021	10.1
10.20	Six-Month Note (Matthew Guild)	8-K	10/5/2021	10.2
10.21	Twelve-Month Note (Sterling Harlan)	8-K	10/5/2021	10.3
10.22	Twelve-Month Note (Matthew Guild)	8-K	10/5/2021	10.4

10.23	Form of Securities Purchase Agreement (11)	8-K	11/29/2021	10.1
10.24	Form of Security Agreement.	8-K	11/29/2021	10.2
10.25	Form of Guaranty	8-K	11/29/2021	10.3
10.26	People’s Security Agreement, dated November 22, 2021.	8-K	11/29/2021	10.4
10.27	People’s Guaranty, dated November 22, 2021.	8-K	11/29/2021	10.5
10.28	Separation Agreement between the Company and Francis Knuettel II, dated April 12, 2022.†	10-K	4/15/2022	10.19
10.29	Letter Agreement, dated April 11, 2022, by and among the Company and People's California, LLC.	10-K	4/15/2022	10.23
10.30	Letter Agreement, dated April 8, 2022, by and Among the Company, and People's California, LLC, and New Patriot Holdings, LLC.	10-K	4/15/2022	10.24
10.31	Engagement Letter between the Company and Adnant, LLC dated August 12, 2022.†	8-K	8/12/2022	10.1
10.32	Securities Purchase Agreement dated December 28, 2022, by and among the Company, Buchanan Group, LLC, and an unaffiliated third party.	8-K	1/4/2023	10.1
10.33	Secured Promissory Note dated December 28, 2022, by and among the Company and Buchanan Group, LLC.	8-K	1/4/2023	10.2
10.34	Membership Interest Purchase Agreement dated December 28, 2022, by and among the Company and Joseph Gerlach.	8-K	1/4/2023	10.3
10.35	Unsecured Promissory Note dated December 28, 2022, between the Company and Joseph Gerlach.	8-K	1/4/2023	10.4
10.36	Management Services Agreement dated December 28, 2022, by and among the Company and Brick City Productions, Inc.	8-K	1/4/2023	10.5
10.37	Letter of Intent by and between Cookies Oakland and the Company.	8-K	1/5/2023	10.1
10.38	Letter of Intent by and between Cookies Redding and the Company.	8-K	1/5/2023	10.2
10.39	Form of Securities Purchase Agreement dated December 30, 2022, by and among the Company and the purchasers named therein, including Exhibit 10.53.1.	8-K	1/6/2023	4.1
10.39.1	Exhibit 10.53.1	10-K	4/7/2023	10.53.1
10.40	Form of Amended and Restated Voting Agreement by and among the Company, holders of shares of Series V Preferred Stock, and Sabas Carrillo, including Exhibit 10.54.1.*
10.40.1	Exhibit 10.54.1	10-K	4/7/2023	10.54.1
10.41	Settlement Agreement and Release, dated April 30, 2023.	8-K	5/4/2023	10.1
10.42	Amended and Restated Engagement Letter between the Company and Adnant dated June 30, 2023.†	8-K	7/7/2023	10.1
10.43	Indemnification Agreement (Sabas Carrillo), dated January 12, 2024.†*
10.44	Indemnification Agreement (Patty Chan), dated January 12, 2024.†*
10.45	Indemnification Agreement (James Miller), dated January 12, 2024.†*
10.46	Indemnification Agreement (Matthew Barron), dated January 12, 2024.†*
10.47	Operators Only LOI.	8-K	1/16/2024	10.1
14.1	Code of Ethics.	8-K	11/5/2015	14.1
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

__________________

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blum Holdings, Inc.

Date: April 15, 2024	By:	/s/ Sabas Carrillo
Sabas Carrillo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: April 15, 2024	By:	/s/ Sabas Carrillo
Sabas Carrillo
Chief Executive Officer and Chairman of the Board
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2024	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer

Date: April 15, 2024	By:	/s/ James Miller
James Miller
Director

Date: April 15, 2024	By:	/s/ Matthew Barron
Matthew Barron
Director

UNRIVALED BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blum Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unrivaled Brands, Inc . (reorganized as Blum Holdings, Inc. effective January 12, 2024) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below arises from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Deductibility of expenses under IRC § 280E

As described in Note 17 to the financial statements, the Company’s subsidiaries produce and sell cannabis or cannabis pure concentrates and are subject to the limits of Internal Revenue Code Section 280E, which allows the Company to deduct only expenses directly related to sales of product for federal tax purposes. This requires management to make estimates and judgments relating to the bifurcation of expenses between direct costs of sales versus other operating expenses for such subsidiaries. This also requires management to make judgments as to whether the deduction of operating expenses at the parent company that provides corporate oversight and other services to such subsidiaries, which is an uncertain tax position, met the “more-likely-than- not” recognition threshold.

The principal considerations for our determination that performing procedures relating to the uncertain tax position was a critical audit matter, are that there is significant judgment by management in estimating the operating expenses at the parent company that are unrelated to the business activity of trafficking cannabis related products, including a high degree of estimation and uncertainty due to the complexity of tax laws, lack of guidance from the Internal Revenue Service (“IRS”) and potential for adjustments which could have a material impact on the Company’s results of operations for the year as a result of an IRS examination. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the timely identification and accurate measurement of provisions for tax uncertainties. In addition, the evaluation of audit evidence related to the provisions for tax uncertainties required significant auditor judgment as the nature of the evidence is often subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the information used in the allocation of operating expenses of the parent company for business activities unrelated to trafficking cannabis related products; (ii) evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of tax examinations with the relevant tax authorities for companies within the industry. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained, the application of relevant tax laws, and estimated interest and penalties.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2018.

Costa Mesa, California

April 15, 2024

UNRIVALED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$862	$1,200
Accounts Receivable, Net	1,004	313
Inventory	1,700	1,655
Prepaid Expenses & Other Assets	470	491
Notes Receivable	645	625
Assets Related to Discontinued Operations	12	291
Total Current Assets	4,693	4,575

Property, Equipment and Leasehold Improvements, Net	9,766	11,677
Intangible Assets, Net	1,359	2,859
Goodwill	3,585	3,585
Other Assets	10,506	14,894
Investments	2,067	210
Long-Term Assets Related to Discontinued Operations	95	2,710
TOTAL ASSETS	$32,071	$40,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$23,218	$19,242
Current Portion of Notes Payable	22,593	29,662
Income Taxes Payable	16,637	10,073
Liabilities Related to Discontinued Operations	100	168
Total Current Liabilities	62,548	59,145

Notes Payable, Net of Current Portion and Discounts	6,485	4,814
Deferred Tax Liabilities	112	—
Lease Liabilities	8,622	11,705
Long-Term Liabilities Related to Discontinued Operations	—	1,383
TOTAL LIABILITIES	77,767	77,047

COMMITMENTS AND CONTINGENCIES (Note 22)

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 and nil shares outstanding as of December 31, 2023 and 2022, respectively	1	—
Common Stock (par value $0.001): 990,000,000 shares authorized, 8,509,384 and 6,795,136 shares outstanding as of December 31, 2023 and 2022, respectively	9	7
Treasury Stock: nil and 23,084 shares of common stock as of December 31, 2023 and 2022, respectively	—	(808)
Additional Paid-In Capital	408,473	404,313
Accumulated Deficit	(454,179)	(440,049)
Total Equity Attributable to Stockholders of Unrivaled Brands, Inc.	(45,696)	(36,537)
Non-Controlling Interest	—	—
TOTAL STOCKHOLDERS’ DEFICIT	(45,696)	(36,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,071	$40,510

The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,
	2023	2022

Revenue	$33,229	$52,015
Cost of Goods Sold	15,565	33,875
Gross Profit	17,664	18,140

Operating Expenses (Income):
Selling, General & Administrative	30,263	52,684
Impairment Expense	—	163,698
Loss (Gain) on Disposal of Assets	1,607	(13,432)
Total Operating Expenses	31,870	202,950

Loss from Operations	(14,206)	(184,810)

Other Income (Expense):
Interest Expense, Net	(3,777)	(4,173)
Gain on Extinguishment of Debt	5,441	542
Income from Employer Retention Credit	1,232	—
Loss on Sale of Investments	(61)	—
Unrealized Gain on Investments	667	210
Other Income	1,001	1,537
Total Other Income (Expense), Net	4,503	(1,884)

Loss from Continuing Operations Before Provision for Income Taxes	(9,703)	(186,694)
Provision for Income Tax (Expense) Benefit for Continuing Operations	(4,116)	2,784
Net Loss from Continuing Operations	(13,819)	(183,910)

Loss from Discontinued Operations Before Provision for Income Taxes	(311)	(4,746)
Provision for Income Tax for Discontinued Operations	—	—
Net Loss from Discontinued Operations	(311)	(4,746)

NET LOSS	(14,130)	(188,656)

Less: Net Loss from Continuing Operations Attributable to Non-Controlling Interest	—	—
Less: Net Income from Discontinued Operations Attributable to Non-Controlling Interest	—	275
NET LOSS ATTRIBUTABLE TO UNRIVALED BRANDS, INC.	$(14,130)	$(188,931)

Net Loss from Continuing Operations per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$(1.69)	$(31.19)
Net Loss per Common Share Attributable to Unrivaled Brands, Inc. - Basic and Diluted	$(1.72)	$(32.04)
Weighted-Average Shares Outstanding - Basic and Diluted	8,193,853	5,896,062

The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands, except for shares)

	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Amount	Paid-In Capital	Deficit	Interest	Total
Balance at December 31, 2021	—	$—	4,985,463	$5	$(808)	$393,446	$(250,015)	$3,859	$146,487
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(188,931)	—	(188,931)
Cashless Warrants Exercise	—	—	47,597	—	—	—	—	—	—
Stock Compensation - Employees	—	—	23,500	—	—	352	—	—	352
Stock Compensation - Directors	—	—	9,431	—	—	213	—	—	213
Stock Compensation - Services Expense	—	—	169,062	—	—	695	—	—	695
Stock Option Exercise	—	—	1,462	—	—	—	—	—	—
Debt Conversion - Common Stock	—	—	2,945	—	—	75	—	—	75
Stock Issued for Cash	—	—	250,000	1	—	4,374	—	—	4,375
Issuance of UMBRLA Holdback Shares	—	—	234,247	—	—	—	—	—	—
Stock Issued for Purchase Options	—	—	1,071,429	1	—	1,499	—	—	1,500
Stock Option Expense	—	—	—	—	—	3,659	—	—	3,659
Disposition of Noncontrolling Interest	—	—	—	—	—	—	(1,103)	(4,134)	(5,237)
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	—	—	—	275	275
Balance at December 31, 2022	—	$—	6,795,136	$7	$(808)	$404,313	$(440,049)	$—	$(36,537)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(14,130)	—	(14,130)
Stock Compensation - Services Expense	—	—	961,783	1	—	1,909	—	—	1,910
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	—	1,970
Cashless Warrants Exercise	—	—	25,146	—	—	—	—	—	—
Stock Option Exercise	—	—	—	—	—	525	—	—	525
Forfeiture and Cancellation of Treasury Stock	—	—	(32,084)	—	808	(808)	—	—	—
Stock Issued for Management Fees	—	—	759,403	1	—	565	—	—	566
Balance at December 31, 2023	14,071,431	$1	8,509,384	$9	$—	$408,473	$(454,179)	$—	$(45,696)

The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,130)	$(188,656)
Less: Net Loss from Discontinued Operations	(311)	(4,746)
Net Loss from Continuing Operations	(13,819)	(183,910)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Income Tax Expense (Benefit)	112	(6,123)
Bad Debt Expense	462	2,560
Loss on Sale of Investments	61	—
Gain on Extinguishment of Debt	(5,441)	(542)
Non-Cash Interest Expense	344	1,326
Gain on Disposal of Assets	1,607	(13,432)
Depreciation and Amortization	1,940	8,898
Amortization of Operating Lease Right-of-Use Asset	1,722	2,050
Stock-Based Compensation	2,435	4,919
Unrealized Gain on Investments	(667)	(210)
Impairment Loss	—	163,698
Other	(70)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,153)	1,140
Inventory	(45)	4,016
Prepaid Expenses and Other Current Assets	9	282
Other Assets	268	4,798
Accounts Payable and Accrued Expenses	12,513	7,396
Operating Lease Liabilities	(1,243)	(3,304)
Net Cash Used in Operating Activities - Continuing Operations	(965)	(6,438)
Net Cash Used in Operating Activities - Discontinued Operations	(374)	(1,511)
NET CASH USED IN OPERATING ACTIVITIES	(1,339)	(7,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(321)	(1,804)
Proceeds from Notes Receivable	634	375
Proceeds from Sale of Investments	149	—
Proceeds from Sale of Assets	—	450
Net Cash Provided by (Used in) Investing Activities - Continuing Operations	462	(979)
Net Cash Provided by Investing Activities - Discontinued Operations	—	20,709
NET CASH PROVIDED BY INVESTING ACTIVITIES	462	19,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(1,431)	(21,650)
Proceeds from Issuance of Preferred Stock	1,970	4,375
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	539	(17,275)

NET CHANGE IN CASH	(338)	(5,494)
Cash at Beginning of Period	1,200	6,697
Cash Reclassed to Discontinued Operations	—	(3)
CASH AT END OF PERIOD	$862	$1,200

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$197	$1,590

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt Principal and Accrued Interest Converted into Common Stock	$—	$75
Accrued Interest Converted into Principal	$1,896	$—
Net Assets Transferred to Assets Held For Sale	$(106)	$—
Issuance of Shares for Purchase Options	$—	$1,500
Issuance of UMBRLA Holdback Shares	$—	$23

The accompanying notes are an integral part of the consolidated financial statements.

UNRIVALED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Unrivaled Brands, Inc. (“Unrivaled” or the “Company”) is a cannabis company with operations in retail, production, distribution, and cultivation throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company operates Blüm OC, a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro.

Unrivaled is a holding company with the following subsidiaries:

•	Black Oak Gallery, a California corporation (“Black Oak”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	3242 Enterprises, Inc., a California corporation (“The Spot”)
•	3242 Holdings, LLC, a Nevada limited liability company
•	Halladay Holding, LLC, a California limited liability company (“Halladay”)
•	People's First Choice, LLC, a California limited liability company (“Blüm OC”)
•	People's Costa Mesa, LLC, a California limited liability company
•	IVXX Gardens I, Inc., a California corporation

References in the consolidated financial statements to “the Company”, “Unrivaled”, “we”, “us”, or “our” are intended to mean Unrivaled Brands, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Recent Developments - Reorganization

On January 12, 2024, the Company completed its previously announced reorganization to establish a newly-formed Delaware corporation, Blum Holdings, Inc. (“Blüm”), as the ultimate parent of Unrivaled Brands, Inc. (the “Reorganization”). The Reorganization resulted in the Company becoming a direct, wholly-owned subsidiary of Blüm. The purpose of the Reorganization is to provide the Company with more strategic, organizational, operational and financial flexibility. The directors and executive officers of the Company will continue to serve in the same capacities for Blüm.

As part of the Reorganization, the Company entered into an Agreement and Plan of Merger, dated October 9, 2023 (the “Reorganization Agreement”), with Blüm, which is currently a wholly-owned subsidiary of the Company, and Blum Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Blüm (“Merger Sub”). The Reorganization Agreement provides, among other things and subject to its terms and conditions, as described below, that Merger Sub will merge with and into the Company, with the separate existence of Merger Sub ceasing and with the Company surviving as a direct, wholly-owned subsidiary of Blüm.

The Reorganization Agreement provides that at the effective time of the Reorganization, January 12, 2024 ("Effective Time"), each outstanding share of the Company’s common stock, par value $0.001 per share (“Company Common Stock”), and the Company’s Series V preferred stock, par value $0.001 per share (“Company Preferred Stock,” and together with the Company Common Stock, the “Company Shares”), but excluding any Company Shares held by stockholders of the Company who perfect their dissenters’ rights as provided in the Reorganization Agreement, automatically converted into one share of Blüm’s common stock, par value $0.001 per share (“Blüm Common Stock”) and Blüm’s Series V preferred stock, par value $0.001 per share (“Blüm Preferred Stock,” and together with the Blüm Common Stock, the “Blüm Shares”), respectively, without any further act or deed by the Company’s stockholders. Record ownership of Blüm shares will be kept in uncertificated, book-entry form by Blüm’s transfer agent.

The Reorganization Agreement further provides that at the Effective Time, the Company assigned to Blüm, and Blüm assumed and agreed to perform (1) all obligations of the Company pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (as amended, the “UMBRLA Plan,” and together with the 2016 Plan and the 2018 Plan, the “Incentive Plans”), and (b) each award agreement entered into pursuant to the Incentive Plans, and (2) all obligations of the Company pursuant to any employment agreements entered into by the Company. Additionally, at the Effective Time, (x) each outstanding option to purchase shares of Company Common Stock (a “Company Option”) was converted automatically into a stock option to purchase an identical number of shares of Blüm Common Stock, (y) each outstanding warrant to purchase shares of Company Common Stock (a “Company Warrant”) was converted automatically into a warrant to purchase an identical number of shares of Blüm Common Stock, and (z) each outstanding promissory note convertible into shares of Company Common Stock (a “Company Note”) was automatically converted into a promissory note convertible into an identical number of shares of Blüm Common Stock, in each case, on the same terms and conditions as applied to the Company Option, Company Warrant and Company Note, respectively, immediately prior to the Effective Time and as set forth in the documentation relating to such Company Option, Company Warrant and Company Note.

In connection with the Annual Meeting on December 5, 2023, the Unrivaled stockholders also approved a reverse stock split of Unrivaled’s common stock at a ratio of 1-for-100 (the “Reverse Stock Split”) effective January 12, 2024. As a result of the Reorganization, the current stockholders of Unrivaled became stockholders of Blüm with the same number and percentage of shares of Blüm as they held in Unrivaled immediately prior to the Reorganization, subject to any changes from the implementation of the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this Reverse Stock Split and adjustment of the preferred stock conversion ratios.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Restatement Background

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management determined it should restate its previously reported consolidated financial statements for the periods ended June 30, 2023, and September 30, 2023. The Company previously recorded a gain on the disposal of assets for the write-off of an uncertain tax position included in income taxes payable as part of the dissolution of UMBRLA. The need for the restatement arose out of analyzing the date the statute of limitation expires for uncertain tax positions. As a result of this analysis, the Company concluded that uncertain tax position should remain as a liability until the related statute of limitation expires. The error occurred as a result of the lack of certain financial analysis and management review in the course of preparing its consolidated financial statements during the periods previously identified above. As a result of the error, the income taxes liability recorded within the consolidated balance sheets was understated, and gain on disposal of assets recorded within the consolidated statements of operations was overstated for certain periods as identified above. This resulted in an adjustment to income tax payable and accumulated deficit on the balance sheet with the offset recorded to gain on disposal of assets on the statement of operations.

In connection with the changes listed above, the Company also restated its earnings per share.

The relevant unaudited interim financial information for the quarterly periods ended June 30, 2023, and September 30, 2023, and the categories of misstatements and their impact on the previously issued financial statements are described in the tables below.

As previously disclosed, the Company determined that its income taxes payable as of the aforementioned periods had been misstated. The Company concluded that the impact of applying the correction for these errors and misstatements on the aforementioned financial statements is material.

Description of Misstatements

(a) Income taxes payable

The Company previously incorrectly wrote off its uncertain tax position related to the dissolution of UMBRLA which is included in income taxes payable and offset by gain on disposal of assets.

(b) Accumulated deficit

The correction of the income taxes payable resulted in reduction in gain on disposal of assets for certain periods as identified above.

	June 30, 2023
	As Previously Reported	Adjustment		As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$588	—		$588
Accounts Receivable, Net	862	—		862
Inventory	2,952	—		2,952
Prepaid Expenses & Other Assets	691	—		691
Notes Receivable	625	—		625
Total Current Assets	5,718			5,718

Property, Equipment and Leasehold Improvements, Net	12,577	—		12,577
Intangible Assets, Net	1,734	—		1,734
Goodwill	3,585	—		3,585
Other Assets	14,646	—		14,646
TOTAL ASSETS	$38,260			$38,260

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable	$10,425	—		$10,425
Accrued Liabilities	5,608	—		5,608
Current Lease Liabilities	2,133	—		2,133
Current Portion of Notes Payable	25,879	—		25,879
Income Taxes Payable	8,771	1,806	(a)	10,577
Total Current Liabilities	52,816			54,622

Notes Payable, Net of Current Portion and Discounts	6,642	—		6,642
Deferred Tax Liabilities	—	—		—
Lease Liabilities	12,304	—		12,304
TOTAL LIABILITIES	71,762			73,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V (par value $0.001): 25,000,000 shares authorized, 14,071,431 shares outstanding as of June 30, 2023	1	—		1
Common Stock (par value $0.001): 990,000,000 shares authorized, 7,724,834 shares outstanding as of June 30, 2023	8	—		8
Additional Paid-In Capital	407,570	—		407,570
Accumulated Deficit	(441,081)	(1,806)	(b)	(442,887)
Total Equity Attributable to Stockholders of Unrivaled Brands, Inc.	(33,502)			(35,308)
Non-Controlling Interest	—	—		—
TOTAL STOCKHOLDERS’ DEFICIT	(33,502)			(35,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,260			$38,260

	September 30, 2023
	As Previously Reported	Adjustment		As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,013	—		$2,013
Accounts Receivable, Net	1,277	—		1,277
Inventory	2,560	—		2,560
Prepaid Expenses & Other Assets	574	—		574
Notes Receivable	625	—		625
Total Current Assets	7,049			7,049

Property, Equipment and Leasehold Improvements, Net	10,825	—		10,825
Intangible Assets, Net	1,359	—		1,359
Goodwill	3,585	—		3,585
Other Assets	12,380	—		12,380
Investments	1,333	—		1,333
TOTAL ASSETS	$36,531			$36,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable	$12,164	—		$12,164
Accrued Liabilities	7,226	—		7,226
Current Lease Liabilities	2,051	—		2,051
Current Portion of Notes Payable	28,516	—		28,516
Income Taxes Payable	9,080	1,806	(a)	10,886
Total Current Liabilities	59,037			60,843

Notes Payable, Net of Current Portion and Discounts	4,071	—		4,071
Deferred Tax Liabilities	—	—		—
Lease Liabilities	10,202	—		10,202
TOTAL LIABILITIES	73,310			75,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V (par value $0.001): 25,000,000 shares authorized, 14,071,431 shares outstanding as of September 30, 2023	1	—		1
Common Stock (par value $0.001): 990,000,000 shares authorized, 7,749,981 shares outstanding as of September 30, 2023	8	—		8
Additional Paid-In Capital	407,655	—		407,655
Accumulated Deficit	(444,443)	(1,806)	(b)	(446,249)
Total Equity Attributable to Stockholders of Unrivaled Brands, Inc.	(36,779)			(38,585)
Non-Controlling Interest	—	—		—
TOTAL STOCKHOLDERS’ DEFICIT	(36,779)			(38,585)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,531			$36,531

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	As Previously Reported	Adjustment		As Restated	As Previously Reported	Adjustment		As Restated

Revenue	$8,797	—		$8,797	$18,037	—		$18,037
Cost of Goods Sold	4,197	—		4,197	8,742	—		8,742
Gross Profit	4,600			4,600	9,295			9,295

Operating Expenses (Income):
Selling, General & Administrative	8,071	—		8,071	13,668	—		13,668
Loss (Gain) on Disposal of Assets	(1,739)	1,806	(a)	67	(1,739)	1,806	(a)	67
Total Operating Expenses	6,332			8,138	11,929			13,735

Loss from Operations	(1,732)			(3,538)	(2,634)			(4,440)

Other Income (Expense):
Interest Expense, Net	(187)	—		(187)	(1,211)	—		(1,211)
Gain on Extinguishment of Debt	—	—		-	3,026	—		3,026
Gain on Settlement of Liabilities	110	—		110	110	—		110
Loss on Sale of Investments	—	—		-	(61)	—		(61)
Other Income	242	—		242	271	—		271
Total Other Income (Expense), Net	165			165	2,135			2,135

Loss from Operations Before Provision for Income Taxes	(1,567)			(3,373)	(499)			(2,305)
Provision for Income Tax (Expense) Benefit	125	—		125	(533)	—		(533)

NET LOSS	$(1,442)			$(3,248)	$(1,032)			$(2,838)

Net Loss per Common Share - Basic and Diluted	$(0.17)			$(0.39)	$(0.12)			$(0.33)
Weighted-Average Shares Outstanding - Basic and Diluted	8,352,745			8,352,745	8,516,196			8,516,196

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment		As Restated

Revenue	$8,612	—	$8,612	$26,649	—		$26,649
Cost of Goods Sold	4,618	—	4,618	13,360	—		13,360
Gross Profit	3,994		3,994	13,289			13,289

Operating Expenses (Income):
Selling, General & Administrative	7,529	—	7,529	21,197	—		21,197
Loss (Gain) on Disposal of Assets	1,540	—	1,540	(199)	1,806	(a)	1,607
Total Operating Expenses	9,069		9,069	20,998			22,804

Loss from Operations	(5,075)		(5,075)	(7,709)			(9,515)

Other Income (Expense):
Interest Expense, Net	(944)	—	(944)	(2,155)	—		(2,155)
Gain on Extinguishment of Debt	—	—	—	3,026	—		3,026
Gain on Settlement of Liabilities	(41)	—	(41)	69	—		69
Employer Retention Credit	1,232	—	1,232	1,232	—		1,232
Realized Loss on Sale of Investments	—	—	—	(61)	—		(61)
Unrealized Gain on Investments	1,333	—	1,333	1,333	—		1,333
Other Income	442	—	442	713	—		713
Total Other Income (Expense), Net	2,022		2,022	4,157			4,157

Loss from Operations Before Provision for Income Taxes	(3,053)		(3,053)	(3,552)			(5,358)
Provision for Income Tax (Expense) Benefit	(309)	—	(309)	(842)	—		(842)

NET LOSS	$(3,362)		$(3,362)	$(4,394)			$(6,200)

Net Loss per Common Share - Basic and Diluted	$(0.35)		$(0.35)	$(0.51)			$(0.72)
Weighted-Average Shares Outstanding - Basic and Diluted	9,664,672		9,664,672	8,565,753			8,565,753

As Restated	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Amount	Paid-In Capital	Deficit	Interest	Total
Balance at March 31, 2023	14,071,431	$1	6,956,948	$7	$(810)	$406,739	$(439,639)	$—	$(33,702)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(3,248)	—	(3,248)
Stock Compensation - Services Expense	—	—	799,971	1	—	1,552	—	—	1,553
Stock Option Exercise	—	—	—	—	—	89	—	—	89
Forfeiture and Cancellation of Treasury Stock	—	—	(32,084)	—	810	(810)	—	—	—
Balance at June 30, 2023	14,071,431	$1	7,724,835	$8	$—	$407,570	$(442,887)	$—	$(35,308)
Net Loss Attributable to Unrivaled Brands, Inc.	—	—	—	—	—	—	(3,362)	—	(3,362)
Stock Option Exercise	—	—	—	—	—	85	—	—	85
Cashless Warrants Exercise	—	—	25,146	—	—	—	—	—	—
Balance at September 30, 2023	14,071,431	$1	7,749,981	$8	$—	$407,655	$(446,249)	$—	$(38,585)

As Restated	Six Months Ended	Nine Months Ended
	June 30, 2023	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,838)	$(6,200)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt Expense	(7)	(7)
Gain from Settlement of Liabilities	(110)	(69)
Loss on Sale of Investments	61	61
Gain on Extinguishment of Debt	(3,026)	(3,026)
Non-Cash Interest Expense	193	360
Gain on Disposal of Assets	67	1,607
Depreciation and Amortization	1,558	2,137
Amortization of Operating Lease Right-of-Use Asset	999	1,507
Stock-Based Compensation	2,097	2,182
Unrealized Gain on Investments	—	(1,333)
Change in Operating Assets and Liabilities:
Accounts Receivable	(542)	(957)
Inventory	(1,013)	(621)
Prepaid Expenses and Other Current Assets	(193)	(76)
Other Assets	—	(6)
Accounts Payable and Accrued Expenses	1,256	4,881
Operating Lease Liabilities	(647)	(991)
NET CASH USED IN OPERATING ACTIVITIES	(2,145)	(551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(91)	(159)
Proceeds from Notes Receivable	634	634
Proceeds from Sale of Investments	149	149
NET CASH PROVIDED BY INVESTING ACTIVITIES	692	624

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(1,129)	(1,230)
Proceeds from Issuance of Preferred Stock	1,970	1,970
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	841	740

NET CHANGE IN CASH	(612)	813
Cash at Beginning of Period	1,200	1,200
CASH AT END OF PERIOD	$588	$2,013

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to U.S. Securities Exchange Commission (“SEC”) Form 10-K and Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”, the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with all the VIEs on an ongoing basis to reassess if it continues to be the primary beneficiary.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of operations and cash flows for the years ended December 31, 2023 and 2022 have been included.

Going Concern

The Company incurred a pre-tax net loss from continuing operations of $9.7 million and $186.69 million for the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $454.18 million and $440.05 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, the Company had a consolidated cash balance of $0.86 million. Management expects to experience further net losses in 2024 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

The Company will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until it is able to raise revenues to a point of positive cash flow. The Company is evaluating various options to further reduce its cash requirements to operate at a reduced rate, as well as options to raise additional funds, including obtaining loans and selling common stock. There is no guarantee that it will be able to generate enough revenue or raise capital to support its operations, or if it is able to raise capital, that it will be available to the Company on acceptable terms, on an acceptable schedule, or at all.

The issuance of additional securities may result in a significant dilution in the equity interests of the Company's current stockholders. Obtaining loans, assuming these loans would be available, will increase the Company's liabilities and future cash commitments. There is no assurance that the Company will be able to obtain further funds required for its continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will not be able to meet its other obligations as they become due and the Company will be forced to scale down or perhaps even cease its operations.

The risks and uncertainties surrounding the Company's ability to continue to raise capital and its limited capital resources raise substantial doubt as to the Company's ability to continue as a going concern for twelve months from the issuance of these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, management believes that even after taking these actions, the Company will not have sufficient liquidity to satisfy all of its future financial obligations. The risks and uncertainties surrounding the ability to raise capital, the limited capital resources, and the weak industry conditions impacting the Company’s business raise substantial doubt as to its ability to continue as a going concern.

Non-Controlling Interest

Non-controlling interest is shown as a component of stockholders’ equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company determined the presentation of promotion and marketing program ("PMP") revenue should be included as revenue.  Prior period presentation of PMP was included as a component of other income in the consolidated statement of operations. In addition, the Company determined certain amounts pertaining to the gain on settlement of liabilities should be a categorized as a component of selling, general and administrative expenses. These reclassifications did not affect total assets, total liabilities, stockholders' deficit or net loss. See "Note 18 – Discontinued Operations” for further discussion regarding discontinued operations.

Trade Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for doubtful accounts. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends, in determining the allowance for doubtful accounts. The Company does not accrue interest receivable on past due accounts receivable. The reserve for doubtful accounts was $0.15 million and $ - as of December 31, 2023 and 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring upfront payments.

Investments

Investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment’s fair value.

Publicly held equity securities are recorded at fair value with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on investments in our consolidated statements of operations.

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for uncollectible notes was $ - as of December 31, 2023 and 2022.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The approximate useful lives for depreciation of our property, equipment and leasehold improvements are as follows:

In Years
Buildings	32
Furniture and Equipment	3 to 8
Computer and Software	3 to 5
Vehicles	5
Leasehold Improvements	Shorter of lease term or economic life

Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment” ("ASC 360"). When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 8 – Property, Equipment and Leasehold Improvements” for further information.

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows:

In Years
Customer Relationships	3 to 5
Trademark and Patent	2 to 8
Dispensary Licenses	14

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, amortizable intangible assets are grouped with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, the Company will write the carrying value down to the fair value in the period identified.

Intangible assets that have indefinite useful lives (e.g. trade names) are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of November 1 (previously September 30), and whenever events or changes in circumstances indicate carrying amount may not be recoverable. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where the Company has had an acquisition that benefited more than one reporting unit, the Company has assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess.

Assets Held for Sale

Assets held for sale represent property, equipment, and leasehold improvements less accumulated depreciation as well as any other assets that are held for sale in conjunction with the sale of a business. The Company records assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification takes place when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing.

Discontinued Operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated Statements of Operations and the Consolidated Statements of Cash Flows. See “Note 18 – Discontinued Operations”. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.

Revenue Recognition

Revenue from retail dispensaries is recorded at the time customers take possession of the product and recognized net of discounts, promotional adjustments, and returns. The Company collects taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, excise and local taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenue. Upon purchase, the Company has no further performance obligations and collection is assured as sales are paid for at time of purchase.

The Company recognizes revenue from cultivation, manufacturing and distribution product sales when its customers obtain control of the products. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

Disaggregation of Revenue

Please refer to the consolidated statements of operations and "Note 18 – Segment Information" for discussion on revenue disaggregation by segment. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Cost of Goods Sold

Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and delivery costs. It also includes the labor and overhead costs incurred in cultivating and producing cannabis flower and cannabis-derived products. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $1.23 million and $2.12 million for the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. The Company accounts for forfeitures of stock-based awards as they occur.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return with the exception of People's First Choice, which files a separate federal return. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

Employer Retention Credits

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS") 20, "Accounting for Government Grants and Disclosure of Government Assistance". In accordance with IAS 20, the Company determined that upon receipt of the ERC, the Company will record the ERC as a component of other income or expense in the consolidated statement of operations. During the year ended December 31, 2023, the Company received $1.23 million for the ERC, which was recorded as a component of other income.

Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. The Company's operations resulted in a net loss for the years ended December 31, 2023 and 2022. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years presented.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	2023	2022

Common Stock Warrants	1,463,312	808,818
Common Stock Options	369,301	528,211
	1,832,613	1,337,029

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. This update should be applied prospectively on or after the effective date of the amendments. The adoption of the standard on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The adoption of the standard on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB ASU 2016-13, “Financial  Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. Effective January 1, 2023, the Company adopted the standard. The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurements—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this ASU.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently evaluating the effect of adopting this ASU.

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements," which incorporates certain existing or incremental disclosures and presentation requirements of SEC Regulations S-X and S-K into the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 is effective for the Company as of the effective date to remove the existing disclosure requirement from Regulations S-X and S-K. Early adoption is not permitted. The Company is currently evaluating the effect of adopting this ASU.

NOTE 4 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $ - as of December 31, 2023 and 2022.

The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the years ended December 31, 2023 and 2022.

The Company sources cannabis products for retail, cultivation, and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation, and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the years ended December 31, 2023 and 2022, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 5 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Work-in-progress consists of cultivation materials and live plants. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of December 31, 2023 and 2022 consisted of the following:

	(in thousands)
	December 31, 2023	December 31, 2022
Raw Materials	$647	$524
Work-In-Progress	—	—
Finished Goods	1,053	1,131
Total Inventory	$1,700	$1,655

NOTE 6 - ASSETS HELD FOR SALE

Assets held for sale consist of those classified as discontinued operations and those that do not meet the criteria for discontinued operations under ASC 205. See “Note 18 – Discontinued Operations" for further information.

In June 2022, the Company closed Blüm San Leandro and began actively marketing the retail location for sale, which is expected to close within the next year. The assets were classified as held for sale as of the quarters ended June 30, 2022 and September 30, 2022 but did not meet the criteria for discontinued operation under ASC Subtopic 205-20. In December 2022, a change to the plan of sale occurred and the Company reopened Blüm San Leandro under a management services agreement. Accordingly, the assets were reclassified as held and used as of December 31, 2022. During the year ended December 31, 2023, the Company issued 759,403 shares of common stock as compensation to the manager and recorded a management fee of $0.57 million.

On June 18, 2022, the Company entered into a settlement agreement and transferred 100% of the membership interests in the People's dispensary in Los Angeles, California wherein all operational control and risk of loss was transferred to the original licensee and the Company had no further obligations. As consideration received, a promissory note of $1.40 million with the buyer was forgiven. The Company recognized a loss upon sale of assets of $0.38 million for the difference between the aggregate consideration and the book value of the assets as of the disposition date which is recognized in the consolidated statements of operations during the year ended December 31, 2022. As of June 18 2022, all assets and liabilities related to the dispensary were deconsolidated from the consolidated balance sheet. All profits or losses subsequent to June 18, 2022 are excluded from the consolidated statements of operations.

During the fiscal third quarter of 2022, the Company terminated its third-party distribution operations in California and its retail and delivery operations at SilverStreak. In November 2022, the Company received confirmation for the legal dissolution of SilverStreak and the entities related to its distribution operations in the state of California. As a result, all liabilities and existing obligations of the dissolved entities were extinguished. Accordingly, the Company recognized a gain on disposal of assets of $12.69 million during the year ended December 31, 2022 related to the dissolution of entities. See "Note 10 – Goodwill" for additional information.

During the fiscal second quarter of 2023, the Company received confirmation for the legal dissolution of UMBRLA, Inc. As a result, all liabilities and existing obligations of the dissolved entity were extinguished and the Company recognized a loss on disposal of assets of $0.07 million during the year ended December 31, 2023.

NOTE 7 – INVESTMENTS

Edible Garden

On May 3, 2022, Edible Garden Corp. ("Edible Garden"), an entity in which the Company had an investment of common stock, completed a 1-for-5 reverse stock split of its outstanding common stock. As a result, the Company held 1,000,000 shares in Edible Garden. On May 5, 2022, Edible Garden announced the pricing of its initial public offering of 2,930,000 shares of its common stock and accompanying warrants to purchase up to 2,930,000 shares of common stock for an exercise price of $5.00 per share. Each share of common stock was sold together with one warrant at a combined offering price of $5.00, for gross proceeds of approximately $14.70 million. As a result of the initial public offering, the Company reassessed its write down on the investment and recorded a write up to its fair value, which is categorized within the fair value hierarchy as Level 2. In November 2022, the lock-up restriction on the Company's shares in Edible Garden expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement. Refer to "Note 19 - Fair Value Measurements" for additional information.

During the fiscal first quarter ended March 31, 2023, the Company sold all its shares in Edible Garden and received $0.15 million. As a result, the Company recorded a realized loss on the sale of investments of $0.06 million during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded nil in realized or unrealized losses related to its investment in Edible Garden.

Mystic Holdings

On September 12, 2023, the Company entered into a settlement agreement to resolve the outstanding litigation with Mystic Holdings, Inc. (“Mystic”) which confirmed the Company's ownership of 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. The Series A preferred stock in Mystic grant 1,100-to-1 voting rights and which convert on a 1-to-1 basis to Mystic common stock. In accordance with ASC 321, “Investments - Equity Securities” (“ASC 321”), the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1). As of December 31, 2023 and 2022, the fair value of the investment was $0.67 million and $ - respectively. The Company recorded an unrealized gain on investment of $0.67 million for the year ended December 31, 2023. Refer to “Note 22 – Commitments and Contingencies” for further details on the litigation matter.

NOTE 8 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements as of December 31, 2023 and 2022 consisted of the following:

	(in thousands)
	December 31, 2023	December 31, 2022

Land and Building	$7,581	$7,581
Furniture and Equipment	354	375
Computer Hardware	343	284
Leasehold Improvements	5,487	5,483
Vehicles	57	103
Construction in Progress	908	2,525
Subtotal	14,730	16,351
Less Accumulated Depreciation	(4,964)	(4,674)

Property, Equipment and Leasehold Improvements, Net	$9,766	$11,677

Depreciation expense related to continuing operations was $0.44 million and $1.27 million for the years ended December 31, 2023 and 2022, respectively.

On January 21, 2022, the Company sold its land in Spanish Springs, Nevada for $0.45 million to an unrelated third party.

During the fiscal third quarter ended September 30, 2023, the Company wrote off net assets primarily consisting of property and equipment totaling $1.54 million which was recorded as a loss on disposal of assets for the year ended December 31, 2023.

All property, equipment and leasehold improvements related to discontinued operations are separately presented from the consolidated balance sheets as of December 31, 2023 and 2022. Refer to "Note 18 - Discontinued Operations".

NOTE 9 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

		December 31, 2023			December 31, 2022
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Customer Relationships	3 to 5	$7,400	$(7,400)	$—	$7,400	$(7,400)	$—
Trademarks and Patent	2 to 8	4,500	(4,491)	9	4,500	(2,991)	1,509
Operating Licenses	14	12,239	(12,239)	—	12,239	(12,239)	—
Total Amortizing Intangible Assets		24,139	(24,130)	9	24,139	(22,630)	1,509

Non-Amortizing Intangible Assets:
Trade Names	Indefinite	1,350	—	1,350	1,350	—	1,350
Total Non-Amortizing Intangible Assets		1,350	—	1,350	1,350	—	1,350

Total Intangible Assets, Net		$25,489	$(24,130)	$1,359	$25,489	$(22,630)	$2,859

Amortization expense related to continuing operations was $1.5 million and $7.62 million for the years ended December 31, 2023 and 2022, respectively.

During the second quarter of 2022, management noted indicators of impairment of its indefinite-lived assets of certain asset groups. Specifically, changes in circumstances resulted in significant differences in actual revenue compared to projections. The Company used a discount rate under current market conditions to determine a preliminary estimate, noting an impairment of $22.10 million which is included as a component of impairment expense for the three months ended June 30, 2022. In connection with its annual goodwill impairment test on September 30, 2022, the Company noted indicators of impairment of its intangible assets of certain asset groups. Earnings forecast for certain asset groups were revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to current market conditions, the economic environment, and delays due to regulatory and licensing issues. The Company used various Level 3 inputs under the market approach to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment loss on intangible assets in the amount of $97.06 million for the three months ended September 2022, which is recorded as a component of impairment expense in the consolidated statements of operations. During the year ended December 31, 2022, the Company recognized total impairment charges related to intangible assets of $119.16 million.

For the purpose of the annual impairment test on November 1, 2023, the Company performed a qualitative assessment and noted no impairment of its indefinite-lived intangible assets as of December 31, 2023.

NOTE 10 – GOODWILL

Changes in the carrying amount of goodwill during the periods presented were as follows:

Balance at December 31, 2021	$48,132
Impairment Losses	(44,547)
Balance at December 31, 2022	3,585
Balance at December 31, 2023	$3,585

The Company conducts its annual goodwill impairment assessment on November 1 (previously September 30), and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”).

During the second quarter of 2022, the Company identified changes in circumstances that would indicate the carrying value of certain reporting units may be impaired. Management performed a preliminary quantitative assessment using a comparison of actual revenues to projections and applied a current discount rate, which resulted in a goodwill impairment loss of $33.63 million. During the third quarter of 2022, the Company terminated its operations related to SilverStreak and wrote off the carrying amount of the related goodwill in the amount of $10.92 million which is recorded as a component of impairment expense in the consolidated statements of operations. See "Note 6 – Assets Held for Sale" for further information.

For the purpose of the annual impairment test on September 30, 2022, the Company performed a quantitative assessment wherein the fair value of each reporting unit was determined using a guideline public company method and guideline transaction method (market approach). Earnings forecast for certain reporting units were revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to current market conditions, the economic environment, and delays due to regulatory and licensing issues. The fair value of each reporting unit was estimated using the expected present value of future cash flows. As a result of its assessment, management noted no additional impairment of goodwill for the remaining reporting units as of December 31, 2022. During the year ended December 31, 2022, the Company recognized total impairment charges related to goodwill of $44.55 million.

As of November 1, 2023, the Company performed a quantitative assessment to test goodwill for impairment, and given the carrying value of the reporting unit was negative, no impairment was deemed necessary. As of December 31, 2023, the retail reporting unit had negative carrying amounts of which $3.59 million of goodwill is allocated to the reporting unit.

The impairment charges relating to goodwill and other assets are presented in the “Impairment Expense” line in the Consolidated Statements of Operations.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	December 31, 2023	December 31, 2022

Accounts Payable	$13,848	$12,990
Tax Liabilities	1,445	1,018
Accrued Payroll and Benefits	494	620
Current Lease Liabilities	1,914	1,836
Accrued Interest	1,421	2,113
Other Accrued Expenses	4,096	665
Total Accounts Payable and Accrued Expenses	$23,218	$19,242

NOTE 12 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets are included in other assets while lease liabilities are a line item on the Company’s Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the right-of-use assets for certain properties include the renewal options that the Company is reasonably certain to exercise.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $2.45 million and $3.54 million for the years ended December 31, 2023 and 2022, respectively. Short-term lease costs during the fiscal years ended  December 31, 2023 and 2022 were not material.

As of December 31, 2023 and 2022, short term lease liabilities of $1.91 million and $1.84 million are included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets, respectively. The table below presents total operating right-of-use assets and lease liabilities as of December 31, 2023 and 2022:

	(in thousands)
	December 31, 2023	December 31, 2022
Operating Lease Right-of-Use Assets	$8,965	$12,559
Operating Lease Liabilities	$10,536	$13,541

The table below presents the maturities of operating lease liabilities as of December 31, 2023:

(in thousands)
Operating
Year Ending December 31,	Leases
2024	$2,895
2025	2,433
2026	1,837
2027	1,093
2028	1,126
Thereafter	6,193
Total Lease Payments	15,577
Less: Discount	(5,041)
Total Operating Lease Liabilities	$10,536

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Year Ended
	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (Years)	8.6	8.5
Weighted Average Discount Rate	11.4%	11.7%

In October 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation facility in Oakland, California. Under the agreement, the Company shall receive a monthly administrative fee equal to 3.0% of gross revenue and a monthly fee of $20,000. The transaction was not within the scope of deconsolidation guidance under ASC 810 and was accounted for as a sublease in accordance with ASC 842. The Company recognized sublease income of $0.06 million the year ended  December 31, 2023 which is presented as a component of other income on the Consolidated Statements of Operations. See "Note 18 - Discontinued Operations" for further information.

NOTE 13 – NOTES PAYABLE

Notes payable consists of the following:

	(in thousands)
	December 31, 2023	December 31, 2022
Promissory note dated May 4, 2020, issued to Harvest Small Business Finance, LLC, an unaffiliated third party. Loan was part of the Paycheck Protection Program ("PPP Loan") offered by the U.S. Small Business Administration. The interest rate on the note was 1%. The note required interest and principal payments due seven months from July 2020. The note matures in February 2025.	$—	14
Convertible promissory note dated January 25, 2021, issued to accredited investors, which matured July 22, 2022 and bears interest at a rate of 3.0% per annum. The conversion price is $0.175 per share.	—	3,450
Promissory note dated July 27, 2021, issued to Arthur Chan which matures July 26, 2024, and bears interest at a rate of 8.0% per annum.	2,500	2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1.0% and matures on December 28, 2027.	154	154
Promissory note dated October 1, 2021, issued to Matthew Guild as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	264	2,000
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	1,058	2,500
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	22,200	21,569
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per year.	2,813	2,882
Notes Payable - Promissory Notes	$28,989	$35,069
Vehicle Loans	7	76
Less: Short-Term Debt	(22,593)	(29,662)
Plus (Less): Debt Premium (Discount), Net	82	(669)
Net Long-Term Debt	$6,485	$4,814

Scheduled maturities of debt as of December 31, 2023 are as follows:

(in thousands)
Year Ending December 31,	Amount
2024	$22,593
2025	401
2026	411
2027	575
2028	365
Thereafter	4,651
Total Future Principal Repayments	$28,996

During the years ended December 31, 2022, the Company converted debt and accrued interest into 2,945 shares of the Company’s common stock, respectively. See “Note 14 – Stockholders' Deficit" for further information.

Series A Preferred Stock Purchase Agreement

On January 22, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with Michael A. Nahass, pursuant to which the Company agreed to purchase from Mr. Nahass the four shares of the Company’s Series A Preferred Stock held by Mr. Nahass for an aggregate purchase price of $3.10 million, of which (i) $1.00 million was paid in cash, (ii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and matured on July 25, 2021 and (iii) $1.05 million was paid in the form of an unsecured promissory note bearing interest at the rate of 3% and matured on January 25, 2022. On February 8, 2022, the Company paid the outstanding principal and interest on the $1.05 million promissory note held by Mr. Nahass. This payment satisfied the obligation and retired the note.

Dyer Mortgage

On January 18, 2018, the Company entered into a $6.50 million promissory note for the purchase of land and a building in Santa Ana, CA (the "Dyer Property"). The interest rate for the first year was 12.0% and increased 0.5% per year, up to 13.0%, through 2021. Payments of interest are due monthly, while the principal balance is due at maturity. On January 7, 2021, the Company amended the terms of the promissory note to extend the maturity date from January 18, 2021 to January 18, 2022 upon which the Company paid a 1% amendment fee.

On November 22, 2021, the Company issued a senior secured promissory note to Dominion Capital LLC in the amount of $2.50 million, which matured on February 22, 2022 and bore interest at a rate of 12% per annum.

As a result of the sale of the Dyer Property on February 10, 2022, the Company retired a total of $9.00 million in outstanding debt related to the Dyer Property.

PPP Loan Forgiveness

On February 16, 2022, the Company received notice of forgiveness of approximately $0.54 million of the loan under the Paycheck Protection Program related to the Promissory Note dated May 4, 2020 with Harvest Small Business Finance, LLC  (the “PPP Loan”) in the principal amount of $0.56 million. As of December 31, 2023, the remaining balance was nil.

Debt Assumed in the UMBRLA Acquisition

On July 1, 2021, upon the closing of the UMBRLA acquisition, the Company assumed debt instruments consisting of the following:

Line of Credit: A line of credit agreement with Bespoke Financial, Inc. The line of credit is for the lesser of a maximum draw amount of $4.5 million and a borrowing base consisting of eligible accounts receivable inventory and cash that serves as collateral. The line of credit accrues interest at a rate of 2.9% every 30 days and expires on March 31, 2022. On March 9, 2022, the Company paid the outstanding principal and interest due on the line of credit facility. The payment satisfied the obligation and retired the debt.

Payroll Protection Program (“PPP”) Loans: In May 2020, UMBRLA received loans under the Paycheck Protection Program offered by the U.S. Small Business Administration (“SBA”) of which $0.30 million remained outstanding on the acquisition date. The interest rate on the PPP Loans is a fixed rate of 1% per annum. The PPP Loans matured on June 1, 2022 and were forgiven as of December 31, 2022.

Debt Assumed in the Acquisition of People's Choice

During the year ended December 31, 2021, in connection with the acquisition of People's Choice, the Company issued a secured promissory note in a principal amount of $30.60 million as partial consideration under the purchase agreement. The note accrues interest on the basis of a 360-day year at a fixed rate of 8.0% per annum and matures on November 22, 2023. The Company agreed to pay the principal balance on the note in monthly installments, commencing on December 1, 2021.

On January 1, 2021, People’s First Choice, LLC issued an unsecured promissory note with a principal balance of $5.00 million to a related party. Interest on the note accrues at a rate of 10.0% per annum, compounded quarterly. The note matures on June 30, 2022. The Company may prepay the note in whole or in part without premium or penalty, provided that any partial payment shall first be credited first to interest then due and payable. The note was fully repaid as of December 31, 2022.

On April 8, 2022, the Company and People's California, LLC agreed to amend a portion of the November 22, 2021 Closing Documents (Primary Membership Interest Purchase Agreement, Secondary Membership Interest Purchase Agreement, Secured Promissory Note, and other ancillary agreements). On April 11, 2022, the Company paid $3.00 million upon execution of the amendment and was to pay $5.00 million by June 1, 2022, or June 30, 2022 if the Company obtained debt financing approved by People’s, to satisfy all financial obligations that would be owing as of June 30, 2022. People’s declined to approve the debt financing obtained by the Company, and the Company did not make the $5.00 million payment.

Amendments of Promissory Note Related to People's California, LLC

On March 6, 2023, the Company entered into a binding settlement term sheet ("Settlement Term Sheet") to resolve pending litigation matters with People’s California, LLC, whereby the parties agreed to amend the terms of that certain secured promissory note ("Original Note"), issued by the Company to People's California, LLC on November 22, 2021. The Original Note was amended and restated into two secured promissory notes: a $3.00 million note ("$3M Note") and a $20.00 million note ("Settlement Note"). The $3M Note accrues simple interest at 10.0% annually, interest payable monthly in cash, and principal is due 180 days after effective date of the Settlement Term Sheet.

The Settlement Note accrues interest at 5.0% for the first 180 days, and 10.0% thereafter, interest is paid in cash (or the Company’s common stock based on the 10-day volume-weighted average price ("VWAP") at the date of issuance) starting 180 days after the effective date of the Settlement Term Sheet and on the first of the month thereafter. The amount of $5.00 million of principal is due in cash within 90 days of the effective date of the Settlement Term Sheet with the balance due on the fifth anniversary of the effective date of the Settlement Term Sheet, which is March 6, 2028. When the $5.00 million principal payment for the Settlement Note and the $3.00 million payment under the $3M Note are paid (“Up-front Settlement”) in accordance with the Settlement Term Sheet, People's California, LLC will be obligated to transfer the Riverside and Costa Mesa licenses and stores to the Company as described in that certain membership interest purchase agreement, dated as of November 22, 2021, with People's California, LLC for no additional consideration.

On the earlier of the date of the Up-front Settlement payment or 180 days after the effective date of the Settlement Term Sheet, People's California, LLC will have the option to convert a portion or all of the principal balance of the Settlement Note into the Company's common stock subject to certain requirements in the Settlement Term Sheet. The conversion price is the lower of $20.00 or the 10-day VWAP of the Company's common stock. Upon payment of the Up-front Settlement, the Company has the option to convert the unpaid principal balance of either notes into the Company's common stock at a conversion price of $20.00 per share as long as the at the time of the conversion the Company's common stock has a 10-day VWAP of $20.00 per share or greater.

After the first $5.00 million principal payment on the Settlement Note, principal payments made in cash prior to the first anniversary of the Settlement Term Sheet reduce the principal balance by twice the amount of the cash payment. The modification to the Company's promissory note under the Settlement Term Sheet was classified as troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors" ("ASC 470-60") and the Company recorded a premium of $0.47 million. See "Note 22 – Commitments and Contingencies" for details on the related litigation matters.

On May 17, 2023, the Company amended the Settlement Term Sheet wherein the maturity date of the $3M Note was extended to December 6, 2023 and payments of the $5.00 million portion of the Up-front Settlement was extended through September 6, 2023, with $0.80 million being due and paid in cash on May 18, 2023. In addition, the Company shall make an additional $2.20 million principal repayment on or before July 6, 2023. Monthly interest payments were amended to provide the Company with the option to pay 50% of interest in the form of registered shares of common stock. The amendment to the Settlement Term Sheet was classified as a troubled debt restructuring pursuant to ASC 470-60.

On July 10, 2023, the Company received a notice from People's California, LLC in respect of the Settlement Term Sheet, as amended on May 17, 2023, wherein People’s California, LLC notified the Company had failed to make the principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes became callable by the creditor. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheet as of December 31, 2023. The Company is currently in ongoing discussions with People's California, LLC to renegotiate the debt.

As of December 31, 2023 and 2022, the outstanding balance on the promissory note was $22.2 million and $21.57 million, respectively, and the unamortized debt premium (discount) was  $0.09 million and $(0.67) million, respectively.

Amendment of Promissory Notes Related to SilverStreak Acquisition

On March 23, 2023, the Company entered into a binding term sheet to modify the terms of the $2.00 million and $2.50 million unsecured promissory notes originally issued on October 1, 2021 in connection with that certain stock purchase agreement dated June 9, 2021, as amended on July 13, 2021, which reduced the principal to an aggregate of $1.25 million, with required monthly aggregate payments of approximately $0.03 million, interest of 10% per annum, and maturing on March 15, 2028 ("Notes Modification"). The parties also agreed that the Company shall be responsible for certain tax liabilities of approximately $0.53 million. The Notes Modification was classified as a troubled debt restructuring pursuant to ASC 470-60, and the Company recorded a gain on extinguishment of debt of $3.03 million and reduced the carrying value of the promissory notes to total future cash payments of $1.59 million.

On April 30, 2023, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) as definitive documentation of the binding term sheet dated March 23, 2023 related to the unsecured promissory notes issued on October 1, 2021 in connection with the acquisition of SilverStreak Solutions, Inc.

Amendment of Senior Convertible Promissory Notes

On January 25, 2021, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Lender”) pursuant to which the Company issued senior convertible promissory notes in the aggregate principal amount of $3.50 million (the “Notes”) and a total of 300,000 warrants to purchase shares of the Company’s common stock. The Notes bore interest at a rate of 3.0% and were convertible into common stock at any time at the discretion of the respective Lenders at a conversion price of $17.50 per share. The Notes matured on July 24, 2022 and the Company was in default of the Notes thereon. In the event of default, the Notes bore interest at a rate of 18.0% per annum. The warrants are exercisable at any time before the close of business on June 25, 2026 and comprised of 150,000 “A Warrants” with an exercise price of $1.00 per share and 150,000 “B Warrants” with an exercise price of $22.84 per share.

On November 15, 2023, the Company entered into a binding settlement term sheet with the Lender in which the Company agreed to pay the principal balance of $3.25 million on or before May 15, 2024 and the Lender agreed to waive all accrued interest and penalties. As a result of the terms of the settlement, the Company recognized a payable due to the Lenders in the amount of $1.75 million. The amendment was classified as a troubled debt restructuring pursuant to ASC 470- 60 and the Company recorded a gain on restructuring of payables of $2.42 million for the year ended December 31, 2023.

NOTE 14 – STOCKHOLDERS' DEFICIT

Series V Preferred Stock

In December 2022, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series V Preferred Stock, $0.001 par value. The number of authorized shares of Series V Preferred Stock is 25,000,000 shares. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock at any time from and after the first anniversary of the issuance date. Each share of Series V Preferred Stock will automatically be converted into ten fully paid and non-assessable shares of Common Stock on the second anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The Series V Class of Preferred Stock have a one-year lock-up and have a two times voting right which automatically expires in two years. The conversion ratio of each share of Series V Preferred Stock was adjusted to one-tenth (1/10th) of a share of Common Stock to reflect the Reverse Stock Split effective January 12, 2024 as retroactively presented herein.

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer (the "Private Placement"). Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of the Company’s common stock on December 30, 2022 on an as-converted-to-common stock-basis of one-tenth (1/10th) of a share of common stock for each one share of Series V Preferred Stock or $1.40 per share of common stock and (ii) 703,572 warrants to purchase up to 703,572 of common stock with an exercise price of $2.80 or equivalent to two times the as-converted-to-common stock purchase price of $1.40. The Company received total gross proceeds of $1.97 million from the Private Placement. The purchasers in the Private Placement entered into a voting agreement to assign their voting rights to Sabas Carrillo, the Company's Chief Executive Officer.

Series N Preferred Stock

In February 2023, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series N Preferred Stock, $0.001 par value. The number of authorized shares of Series N Preferred Stock is 2,500,000 shares. Each share of Series N Preferred Stock is convertible into 100 shares of the Company's common stock at any time from and before the first anniversary of the issuance date. Each share of Series N Preferred Stock will automatically be converted into 100 fully paid and non-assessable shares of the Company's common stock on the first anniversary of the issuance date. The conversion ratio of each share of Series N Preferred Stock was adjusted to one (1) share of Common Stock to reflect the Reverse Stock Split effective January 12, 2024.

Common Stock

The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2023 and 2022, 8,509,384 and 6,795,136 shares of common stock were outstanding, respectively.

On December 30, 2022, the Company entered into a binding letter of intent with third parties pursuant to which the Company intend to negotiate and enter into Management Services Agreements to operate two dispensaries located in Oakland, CA and Redding, CA. Pursuant to the terms of the letter of intent, the Company issued 1,071,429 common shares equivalent to an aggregate total of $1.50 million as a deposit towards the option to purchase the dispensaries. The fair value of the common shares issued will be applied to the purchase price at time of purchase. If such purchase does not occur, the Company will forfeit the deposits. As a result, the Company recorded a deposit of $1.50 million which is presented in "Other Assets" on the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2023, the Company issued 25,146 shares of common stock related to a cashless exercise of warrants.

During the year ended December 31, 2023, the Company issued 961,783 shares of common stock to a related party service provider. As a result, the Company recorded $1.91 million of stock-based compensation expense for services during the year ended December 31, 2023. See "Note 21 – Related Party Transactions" for further information.

During the year ended December 31, 2023, the Company issued 759,403 shares of common stock related to a management fee. See "Note 6 – Assets Held for Sale" for further information.

Treasury Stock

During the year ended December 31, 2023, a member of the Company's board of directors forfeited 9,000 shares of the Company's common stock to the Company for no cash value. Subsequent to the forfeiture, the Company cancelled 32,084 shares of treasury stock during year ended December 31, 2023. Accordingly, treasury stock outstanding as of December 31, 2023 and 2022 was - and 23,084 shares of common stock, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

Equity Incentive Plans

In the first quarter of 2016, the Company adopted the 2016 Equity Incentive Plan. In the fourth quarter of 2018, the Company adopted the 2018 Equity Incentive Plan. In July 2021, the Company assumed the 2019 Equity Incentive Plan as part of the acquisition of UMBRLA in fiscal year 2021. The following table contains information about the Company's equity incentive plans as of December 31, 2023:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Equity Incentive Plan	2,000,000	—	2,489	1,997,511
2018 Equity Incentive Plan	43,976,425	40,221	245,871	43,690,333
2019 Equity Incentive Plan	55,000,000	349	119,992	54,879,659

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors, and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options) For the Year Ended
	December 31, 2023		December 31, 2022
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock- Based Compensation Expense

Stock Options	192,442	$525	10,750	$3,659

Stock Grants:
Employees (Common Stock)	—	—	21,000	352
Directors (Common Stock)	—	—	9,431	213
Non–Employee Consultants (Common Stock)	1,721,186	1,910	169,062	695
Total Stock–Based Compensation Expense		$2,435		$4,919

During the years ended  December 31, 2023 and 2022, the Company issued 961,783 and 161,812 shares of common stock to Adnant, LLC as compensation for its services and recorded stock-based compensation expense of $1.91 million and $1.57 million, respectively, for such shares. See "Note 21 - Related Party Transactions" for further information.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value of In-the-Money Options
Options Outstanding as of December 31, 2021	882,514	$41.00
Granted	10,750	$23.00
Exercised	(1,462)	$8.00
Forfeited	(193,651)	$15.00
Expired	(169,940)	$41.00
Options Outstanding as of December 31, 2022	528,211	$20.00
Granted	192,442	$1.00
Forfeited	(351,352)	$22.00
Options Outstanding as of December 31, 2023	369,301	$13.00	8.3 years	$—
Options Exercisable as of December 31, 2023	351,806	$13.00	8.3 years	$161

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.01 on December 31, 2023 and the exercise price of options, multiplied by the number of options. As of December 31, 2023 and 2022, total unrecognized stock-based compensation was $0.06 million and $1.08 million, respectively, which are expected to be recognized over a weighted-average period of approximately 1.25 years and 1.60 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2023	2022
Expected Term (in Years)	5.0	5.2
Volatility	121.2%	103.0%
Risk-Free Interest Rate	4.8%	0.9%
Dividend Yield	0%	0%

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Hence, the Company uses the “simplified method” described in Staff Accounting Bulletin 107 to estimate the expected term of share option grants. The expected stock price volatility assumption was determined by examining the historical volatilities for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Accordingly, the Company has assumed no dividend yield for purposes of estimating the fair value of the Company stock-based compensation.

NOTE 16 – WARRANTS

The following table summarizes warrant activity for the years ended December 31, 2023 and 2022:

	Warrants	Weighted- Average Exercise Price

Warrants Outstanding as of December 31, 2021	858,269	$199.00
Exercised	(49,451)	$1.00
Warrants Outstanding as of December 31, 2022	808,818	$22.00
Issued	703,572	$2.80
Expired	(6,223)	$294.23
Exercised	(42,855)	$1.00
Warrants Outstanding as of December 31, 2023	1,463,312	$6.17

In January 2023, the Company issued 703,572 warrants to purchase up to 703,572 of common stock with an exercise price of $2.80 in connection the Private Placement described in "Note 13 - Stockholders' Deficit".

During the year ended December 31, 2023, the Company issued 25,146 shares of common stock upon the exercise of 42,855 warrants on a cashless basis.

NOTE 17 – TAX EXPENSE

The provision for income taxes consisted of the following for the years ended December 31, 2023 and 2022:

	(in thousands)
	Year Ended December 31,
	2023	2022
Current:
Federal	$3,403	$3,339
State	601	—
Total Current Tax Expense	4,004	3,339

Deferred:
Federal	—	1,073
State	112	(7,196)
Total Deferred Tax Expense (Benefit)	112	(6,123)

TOTAL TAX PROVISION (BENEFIT)	$4,116	$(2,784)

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	Year Ended December 31,
	2023	2022
Deferred Income Tax Assets:
Fixed Assets and Intangibles	$424	$208
Accrued Expenses	22	22
Net Operating Losses	5,177	4,030
Total	5,623	4,260

Deferred Income Tax Liabilities:
Leases	(59)	(134)
Unrealized Gain on Investments	(54)	—
Total	(112)	(134)

Valuation Allowance	(5,622)	(4,126)
Net Deferred Tax Assets (Liabilities)	$(112)	$-

The net deferred tax liability as of December 31, 2023 is associated with the Company's continuing operations.

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	(in thousands)
	Year Ended December 31,
	2023	2022

Expected Income Tax Benefit at Statutory Tax Rate, Net	$(2,103)	$(41,039)
Changes in Income Taxes Resulting From:
State Taxes (Net of Federal Tax Benefits)	(627)	(10,036)
Decrease in Valuation Allowance	1,496	4,126
Employer Retention Tax Credits	260	—
Expiration of Uncertain Tax Positions	(632)	—
Non-Deductible 280E	5,842	5,339
Change in Fair Value of Investments	—	9,355
Debt Discount	—	274
Other Income	—	1,725
Prior Year Adjustments and Other	(120)	27,472
Reported Income Tax Expense (Benefit)	$4,116	$(2,784)

We have the following activity related to uncertain tax positions:

	(in thousands)
	Year Ended December 31,
	2023	2022
Beginning Balance	$1,805	$1,805
Lapses in Statutes of Limitations	(632)	—
Ending Balance	$1,173	$1,805

For the years ended December 31, 2023 and 2022, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $9.0 million, which do not expire, but are limited in utilization against 80% of taxable income. As of December 31, 2023, the Company had state net operating loss carryforwards of $37.2 million, which begin to expire in 2043. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization. Management completed an analysis of our owner shifts and believe we underwent ownership changes as defined by Section 382 on May 7, 2018 and July 1,2021. Net operating loss carryforwards were reduced to reflect the maximum amount available subject to these limitations.

In January 12, 2024, the Company completed its reorganization merger. Pursuant to such reorganization, Blum Holdings, Inc., a Delaware corporation, became the parent company of the Company and has replaced Unrivaled Brands, Inc. as the publicly held corporation (“Reorganization”), which will trigger another ownership change as defined by Section 382. Management believes the merger will significantly limit the remaining net operating losses available after 2023 and additionally, management does not expect to have significant operations or potential for future taxable income from UNRV operations and accordingly, future net operating losses are not expected to be utilized.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2023, we have determined that a valuation allowance is required due to our net deferred tax asset position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination. The Company files a consolidated return with all its subsidiaries except People's First Choice, LLC. The income tax returns for the years ended December 31, 2021, 2020 and 2019 related to People's First Choice, LLC are under examination.  Additionally, although Silverstreak Solutions, Inc. was dissolved in 2022, the entity is under IRS examination for 2021 tax year.  Both examinations are ongoing, and the outcomes of both examinations are not determinable at this time.

Under ASC 740-10, "Income Taxes", we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have unrecognized liabilities in the amount of $1.2 million and $1.8 million, respectively, related to uncertain tax positions for IRC Section 280E as of  December 31, 2023 and 2022. Due to expiration of the statute of limitations, we reversed $0.6 million of unrecognized tax liabilities as of December 31, 2023. The remaining uncertain tax positions are expected to expire during 2024. We settled prior year positions with adjustments to previously filed income tax returns.

NOTE 18 – DISCONTINUED OPERATIONS

NuLeaf

On November 17, 2021, Medifarm III, LLC (“Medifarm III”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “NuLeaf Purchase Agreement”) with NuLeaf, Inc., a Nevada corporation (“NuLeaf”). Upon the terms and subject to the satisfaction of the conditions described in the NuLeaf Purchase Agreement, Medifarm III agreed to sell its 50.0% of the outstanding membership interests of each of NuLeaf Reno Production, LLC (“NuLeaf Reno”) and NuLeaf Sparks Cultivation, LLC (“NuLeaf Sparks”) to NuLeaf, which owned the remaining 50.0% of the membership interests of NuLeaf Reno and NuLeaf Sparks, for aggregate consideration of $6.50 million in cash. The transaction closed in April 2022.

OneQor

During fiscal year 2020, management suspended the operations of OneQor due to (i) a lack of proper growth in customer acquisition and revenue for this CBD operation during the COVID-19 pandemic and (ii) the overall financial health of the Company as a result of COVID-19 and social unrest. The Company plans to focus its attention and resources on growing its THC business. In November 2022, the Company received confirmation for the legal dissolution of OneQor. Accordingly, all liabilities and existing obligations related to OneQor were extinguished as of December 31, 2022.

Oregon Operations

On December 28, 2022, the Company entered into a Stock Purchase and Sale Agreement pursuant to which the Company sold all of its equity interests in LTRMN, Inc., which conducts cannabis distribution and wholesale activities in Oregon, for an aggregate purchase price of $0.25 million. The purchase price was paid in the form of a secured promissory note at a rate of 8.0% per annum due and payable on the third anniversary of the date of issuance. However, upon a final and binding settlement of certain ongoing litigation that is approved by UMBRLA, the purchase price shall be automatically revised to be nil and the promissory note shall be deemed paid and satisfied in-full.

On December 28, 2022, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company sold its 50.0% equity interests in Psychonaut Oregon, LLC (“Psychonaut”) to Joseph Gerlach for an aggregate purchase price of $1.00. Mr. Gerlach owns the other 50.0% of the equity interests in Psychonaut and is also the Company’s Chief Cultivation Officer. In connection with the sale of Psychonaut, the Company entered into an unsecured promissory note dated December 28, 2022 (the “Psychonaut Note”) pursuant to which the Company consolidated all current liabilities due to Mr. Gerlach totaling $0.15 million. The Psychonaut Note accrues interest at a rate of 1.0% per annum and is due and payable on the fifth anniversary of the date of issuance.

The Company concluded that the sale of LTRMN, Inc. and Psychonaut (together, the "Oregon operations") represented a strategic shift that will have a major effect on the Company’s operations and financial results and thus all assets and liabilities allocable to the operations within the state of Oregon were classified as discontinued operations. The assets associated with the Oregon operations were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS"). Revenue and expenses, gains or losses relating to the discontinuation of Oregon operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

The Company recognized a loss upon sale of the Oregon operations of $0.50 million for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and is recognized as a component of loss on disposal of assets and other expense in the Consolidated Statements of Operations for Discontinued Operations during the year ended December 31, 2022. As of December 31, 2022, the Oregon operations have been fully deconsolidated by the Company and the Company does not have any continuing involvement with the former subsidiary outside of the Magee litigation disclosed in “Note 22 – Commitments and Contingencies”.

The completed sales of NuLeaf and the Oregon operations during the year ended December 31, 2022 represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, management determined the results of these components qualified for discontinued operations presentation in accordance with ASC 205, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.”

Cultivation Operations

In October 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation facility in Oakland, California. The facility had been non-operational since October 2022. The transaction was not within the scope of deconsolidation guidance under ASC 810 and was accounted for as a sublease in accordance with ASC 842. Refer to "Note 12 - Leases" for further information.

On December 15, 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation operations in Oakland, California (the "MSA"). The agreement includes an option to purchase the licensed entity at its fair value or a negotiated price. In conjunction with the MSA, the parties entered into a binding letter of intent to sell 100% of the stock and assets of the licensed entity. As a result, the Company no longer had controlling financial interest and all assets and liabilities related to the cultivation operations in Oakland have been fully deconsolidated as of December 31, 2023. On January 28, 2024, the purchase option was exercised and the Company sold the cultivation operations for a purchase price of $1.40 million, of which $0.10 million was received as a deposit as of December 31, 2023.

The Company concluded that the exit and disposal of its cultivation operations represented a strategic shift that will have a have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the cultivation operations were classified as discontinued operations. The remaining assets associated with the cultivation operations were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS"). Revenue and expenses, gains or losses relating to the discontinuation of cultivation operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

Operating results for discontinued operations were comprised of the following:

	(in thousands)
	Year Ended
	December 31, 2023	December 31, 2022
Total Revenues	$1,685	$9,256
Cost of Goods Sold	1,545	6,542

Gross Profit	140	2,714

Selling, General & Administrative Expenses	352	6,006
Loss on Sale of Assets	98	1,485

Loss from Operations	$(310)	$(4,777)

Interest Expense	(1)	(10)
Other Income	—	41

Loss from Discontinued Operations Before Provision for Income Taxes	$(311)	$(4,746)
Provision for Income Tax for Discontinued Operations	—	—
Net Loss from Discontinued Operations, Net of Taxes	$(311)	$(4,746)

Loss from Discontinued Operations per Common Share Attributable to Unrivaled Brands, Inc. Common Stockholders - Basic And Diluted	$(0.04)	$(0.80)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	December 31, 2023	December 31, 2022
Inventory	$—	$284
Prepaid Expenses and Other Assets	12	7
Property, Equipment and Leasehold Improvements, Net	95	1,323
Other Assets	—	1,387
Assets Related to Discontinued Operations	$107	$3,001

Accounts Payable and Accrued Expenses	100	$168
Long-Term Lease Liabilities	—	1,383
Liabilities Related to Discontinued Operations	$100	$1,551

NOTE 19 – SEGMENT INFORMATION

The Company operates in two segments:

(i) Cannabis Retail – Either independently or in conjunction with third parties, the Company operates medical marijuana and adult use cannabis dispensaries in California. All retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates and edibles.

(ii) Cannabis Distribution – The Company operates a distribution center in California that distribute its own branded products as well as third party products to its retail dispensaries in California under the Korova brand. Refer to "Note 18 - Discontinued Operations" for information on the Company's cultivation facilities.

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)
	Year Ended December 31,
Segment	2023	2022	2023	2022
	Total Revenue		% of Total Revenue
Cannabis Retail	$33,041	$39,937	99.4%	76.8%
Cannabis Distribution	188	12,078	0.6%	23.2%
Total	$33,229	$52,015	100.0%	100.0%

For the periods presented, operations by reportable segments are as follows:

	(in thousands)
	Year Ended December 31, 2023				Year Ended December 31, 2022
	Cannabis Retail	Cannabis Distribution	Corporate and Other	Total	Cannabis Retail	Cannabis Distribution	Corporate and Other	Total
Total Revenues	$33,041	$188	$—	$33,229	$39,937	$12,078	$—	$52,015
Cost of Goods Sold	15,297	268	—	15,565	19,586	14,289	—	33,875
Gross Profit (Loss)	17,744	(80)	—	17,664	20,351	(2,211)	—	18,140
Gross Margin %	53.7%	-42.6%			51.0%	-18.3%

Selling, General & Administrative Expenses	14,186	1,105	14,972	30,263	17,513	9,535	25,636	52,684
Impairment Expense	—	—	—	—	—	—	163,698	163,698
Loss (Gain) on Sale Of Assets	1,540	—	67	1,607	(2,663)	(2,390)	(8,379)	(13,432)
Income (Loss) from Operations	2,018	(1,185)	(15,039)	(14,206)	5,501	(9,356)	(180,955)	(184,810)

Other Income (Expense):
Interest Expense	(445)	—	(3,332)	(3,777)	—	(170)	(4,003)	(4,173)
Gain on Extinguishment of Debt	—	—	5,441	5,441	—	—	542	542
Income from Employer Retention Credit	—	—	1,232	1,232	—	—	—	—
Realized Loss on Investments	—	—	(61)	(61)	—	—	—	—
Unrealized Gain on Investments	—	—	667	667	—	—	210	210
Other Income	9	63	929	1,001	210	737	590	1,537
Total Other Income (Loss)	(436)	63	4,876	4,503	210	567	(2,661)	(1,884)

Income (Loss) Before Provision for Income Taxes	$1,582	$(1,122)	$(10,163)	$(9,703)	$5,711	$(8,789)	$(183,616)	$(186,694)

Total Assets	$14,040	$938	$17,093	$32,071	$18,716	$1,343	$20,451	$40,510

NOTE 20 – FAIR VALUE MEASUREMENTS

As of December 31, 2022, the Company held shares of common stock in Edible Garden which were recorded at fair value. Refer to "Note 7 - Investments" for further information. In November 2022, the lock-up restriction on the Company's shares in Edible Garden expired and accordingly, the Company's investment transferred from Level 2 to Level 1 fair value measurement. During the year ended December 31, 2023, the Company sold all its shares in Edible Garden.

As of December 31, 2023, the Company held 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. Refer to "Note 7 - Investments" for further information. In accordance with ASC 321, the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1).

The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2023 and 2022:

	(in thousands)
	December 31, 2023
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$667	$667	$—	$—
Investment in Edible Garden Corp.	—	—	—	—
Total	$667	$667	$—	$—

	(in thousands)
	December 31, 2022
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$—	$—	$—	$—
Investment in Edible Garden Corp.	210	210	—	—
Total	$210	$210	$—	$—

NOTE 21 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

Refer to “Note 13 – Notes Payable" for related party transactions and balances during the current period.

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant provides executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities (the "Engagement"). As compensation for the Adnant’s continued services and on achieving identified performance objectives as described in the engagement letter, Adnant is entitled to receive fees of $0.15 million monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award subject to achievement of the performance objectives as set forth in more detail in the engagement letter. Pursuant to the engagement letter, the board of directors appointed Sabas Carrillo, the Founder and Chief Executive Officer (“CEO”) of Adnant, as Interim Chief Executive Officer. On December 23, 2022, the Company’s board of directors appointed Mr. Carrillo as the Chief Executive Officer of the Company. The engagement letter provided that, in the event that prior to December 31, 2022 the Interim CEO’s service is terminated by the Company other than for “Cause” (as defined in the Adnant engagement letter), then 100% of the performance bonus award shares will be released to Adnant from the performance bonus award trust subject to the execution and non-revocation of a release of claims by the Interim CEO and Adnant in the form provided by the Company and reasonably agreed by Adnant. Upon the expiration of the engagement letter, the engagement shall automatically renew for subsequent three-month periods unless, at least 30 days prior to the renewal date, either the Company or Adnant provides written notice of termination.

Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million as compensation for Adnant’s continued services through September 30, 2023. The Engagement, as amended on June 30, 2023 (the "A&R Engagement Letter"), provides Adnant with the option to convert accrued and unpaid service fees into shares of common stock of the Company. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of common stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate.

On December 29, 2023, the Board approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter. During the year ended December 31, 2023, the Company incurred a total of $2.25 million in fees and issued 961,783 shares of the Company's common stock under the performance bonus award valued at $1.91 million. During the year ended  December 31, 2022, the Company incurred a total of $0.75 million in fees and issued 161,812 common shares under the performance bonus award valued at $1.57 million.

During the year ended  December 31, 2023, a member of the Company's board of directors forfeited 9,000 shares of the Company's common stock to the Company for no cash value. Refer to "Note 14 - Stockholders' Deficit" for further information.

During the year ended  December 31, 2023, the Company's CEO advanced the Company $0.20 million for working capital needs, which has been repaid as of December 31, 2023.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company's entities have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there was one matter that required an accrual as of December 31, 2023.

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024. Trial in this matter is set for January of 2025. The Company believes the likelihood of a loss contingency is probable. Accordingly, the Company has accrued $0.50 million for this matter in the consolidated balance sheet as of  December 31, 2023 and 2022.

Terra Tech Corp. v. National Fire & Marine Ins. Co., et al. - On or about December 6, 2021, the Company initiated an action in California Superior Court, County of Alameda, against National Fire & marine Insurance Company (“National Fire”), Woodruff-Sawyer & Co., and R-T Specialty, LLC in connection with the denial of an insurance claim by National Fire following the vandalism and looting of the Company’s Bay Area dispensaries in May 2020. The Company alleges that coverage levels for the Company were changed after the policy was bound, in a manner inconsistent with the binder, which prevented the Company from fully recovering its losses in connection with the incidents. On September 21, 2023, the Company entered into a resolution of litigation with National Fire and Woodruff-Sawyer & Co.

Unrivaled Brands, Inc. et al v. Mystic Holdings, Inc., et al. - On May 11, 2022, Unrivaled and its wholly-owned subsidiary, Medifarm I, LLC (“Plaintiffs”) initiated an action in the Second Judicial District of the State of Nevada, County of Washoe, against Mystic Holdings, Inc. (“Mystic”) and Picksy Reno LLC (collectively with Mystic, “Defendants”) in connection with Defendants’ failure to honor Plaintiffs’ exercise of a put option entitling Plaintiffs to the repurchase of approximately 8,332,096 shares of Mystic at a price of $1.00 per share. On September 12, 2023, the Company announced the resolution of outstanding litigation with Mystic Holdings, Inc. The settlement grants Unrivaled up to two seats on the board of directors of Mystic in addition to its 5.5% of shares of Mystic common stock and 8,332 of Series A Preferred shares of Mystic which grant 1,100-to-1 voting rights and which convert on a 1-to-1 basis to Mystic common stock. The parties have agreed to explore opportunities for mutual collaboration and growth, see "Note 7 - Investments" for further information.

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract, account stated, and right to attach order, and writ of attachment. The complaint claims at least $4.55 million in damages. On August 11, 2022, the Company filed an answer to the complaint. On August 5, 2022, Fusion LLF, LLC filed an application for a right to attach order and writ of attachment, which was denied on December 8, 2022.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s California, LLC, the sellers of People's First Choice, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement. Refer to "Note 13 – Notes Payable" for further details.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s California, LLC filed an action against certain current and former officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment based on a series of corporate transactions and management decisions. The complaint does not state a specific claim for damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement.

1149 South LA Street Fashion District, LLC v. Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. On October 31, 2023, the Court granted the Plaintiff’s Application for Right to Attach Order in the amount of $0.50 million.  In doing so, the Court found that the Plaintiffs had demonstrated a probability that they would succeed on the merits of their claims. No additional accrual was required for this matter in the consolidated balance sheet as of  December 31, 2023.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

WGS Group, Inc. v. Unrivaled Brands, Inc. - On July 17, 2023, WGS Group, Inc. filed an action against the Company in the Superior Court of California, County of Orange Central Justice Center, alleging claims for damages and declaratory relief, breach of security service agreements, breach of the implied covenant of good faith and fair dealing, quantum meruit, violations of business and professional code sections 17200 Et SEQ., declaratory relief regarding successor-in-interest liability, and declaratory relief regarding ultra vires actions imposing personal liability on chief financial officer. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Dominion Capital LLC and M2B Funding Corp. vs Unrivaled Brands, Inc. - On September 28, 2023, Dominion Capital LLC and M2B Funding Corp. filed an action against the Company in the Supreme Court of the State of New York, County of New York, alleging claims for breach of written contract. The complaint claims at least $3.03 million in damages. On November 15, 2023, the partiers entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement. Refer to "Note 13 – Notes Payable" for further details.

No Smoking Allowed Except Turn, LLC v. People’s Riverside, LLC and Unrivaled Brands, Inc. - On July 21, 2023, No Smoking Allowed Except Turn, LLC filed an action against the Company in the Superior Court of California, County of Riverside, alleging claims for damages for breach of contract and negligence.  The complaint alleges damages in excess of $0.60 million. On September 13, 2023, the Company filed an answer to the complaint.  Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Glaser Weil Fink Howard Jordan & Shapiro LLP v. Unrivaled Brands, Inc. – On January 19, 2024, Glaser Weil Fink Howard Jordan & Shapiro LLP filed an action against Unrivaled Brands, Inc., in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract.  The complaint claims at least $0.28 million in damages.  On March 12, 2024, the Company filed an answer to the complaint.  Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2024, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Completion of Corporate Reorganization & Reverse Stock Split

On January 12, 2024, the Company completed its previously announced reorganization merger pursuant to the Reorganization Agreement, by and among the Company, Blum Holdings, Inc., and Blum Merger Sub, Inc. The Reorganization Agreement provided for the merger of Unrivaled and Merger Sub, with Unrivaled surviving the merger as a wholly-owned subsidiary of Blüm Holdings, Inc. The Reorganization Agreement was approved and adopted by the stockholders of UNRV at its annual meeting of stockholders held on December 5, 2023. Refer to "Note 1 - Description of Business" for further details on the Reorganization.

At the effective time of the Reorganization, all of the issued and outstanding shares of UNRV’s common stock, par value $0.001 per share were converted automatically on a one-for-one basis into shares of Blüm’s common stock, par value $0.001 per share, and all of the issued and outstanding shares of UNRV’s classes of preferred stock, par value $0.001 per share, were converted automatically on a one-for-one basis into shares of Blüm’s respective classes of preferred stock, par value $0.001 per share.

Effective January 12, 2024, the Company completed a reverse stock split of its common stock at a 1-for-100 ratio. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Sale of Cultivation Assets

On January 28, 2024, the purchase option contained within the management services agreement dated December 15, 2023 for the Company's final cultivation facility in California was exercised. The Company sold the cultivation assets for a total sales price of $1.40 million, of which $0.10 million was received as a deposit as of December 31, 2023. Refer to "Note 18 - Discontinued Operations" for further details.

Execution of Binding Letter of Intent

On February 9, 2024, Blum Holdings, Inc. entered into a binding letter of intent (the "Operators Only LOI") with Operators Only Corp. ("Operators Only") and Golden Health & Wellness, Inc., Safe Accessible Solutions, Inc., and Sacramento Commercial Services, Inc. (together the “Targets” and each a "Target") pursuant to which Blüm and the Targets intend to enter into a Stock Sale and Purchase Agreement in which the Company will acquire 100% of the common stock of Operators Only, and Operators Only will acquire 100% of the common stock of each Target from the shareholders of each Target (the “Target Shareholders”). At closing, Target Shareholders shall receive an aggregate of $9.7 million in consideration for the Targets as follows: (i) secured promissory notes in the aggregate principal amount of approximately $1.9 million to be paid in monthly installments of approximately $55,600 per month over 34 to 42 months (the "Notes"); and (ii) the issuance of 1,835,330 shares of common stock of the Company. The Notes may be converted into common stock of Blüm Holdings, Inc. at the transaction valuation, on terms to be agreed-upon