Form 10-Q
period 2024-03-31
BLUM HOLDINGS, INC.
filed 2024-05-14
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

BLUM HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	93-3735199
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3242 S. Halladay Street, Suite 202 Santa Ana, California	92705
(Address of Principal Executive Offices)	(Zip Code)

(888) 909-5564

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 10, 2024, there were 8,499,105 shares of common stock outstanding, 1,461,997 shares of common stock issuable upon the exercise of all our outstanding warrants, and 369,301 shares of common stock issuable upon the exercise of all vested options.

BLUM HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

Cautionary Note Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

ITEM 1. FINANCIAL STATEMENTS.

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for shares)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,175	$862
Accounts Receivable, Net of Allowances of $150 at both March 31, 2024 and December 31, 2023	761	1,004
Inventory	1,663	1,700
Prepaid Expenses & Other Assets	589	470
Notes Receivable	650	645
Assets Related to Discontinued Operations	16	12
Total Current Assets	4,854	4,693

Property, Equipment and Leasehold Improvements, Net	9,690	9,766
Right-of-Use Assets - Operating Leases	8,508	8,965
Intangible Assets, Net	1,350	1,359
Goodwill	3,585	3,585
Other Assets	2,824	1,541
Investments	1,083	2,067
Long-Term Assets Related to Discontinued Operations	69	95
TOTAL ASSETS	$31,963	$32,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$26,067	$23,218
Current Portion of Notes Payable	22,573	22,593
Income Taxes Payable	17,076	16,637
Liabilities Related to Discontinued Operations	—	100
Total Current Liabilities	65,716	62,548

Notes Payable, Net of Discounts	6,472	6,485
Deferred Tax Liabilities	140	112
Operating Lease Liabilities	8,272	8,622
Long-Term Liabilities Related to Discontinued Operations	—	—
TOTAL LIABILITIES	80,600	77,767

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of March 31, 2024 and December 31, 2023	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 8,499,105 and 8,509,384 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	8	9
Additional Paid-In Capital	408,584	408,473
Accumulated Deficit	(457,230)	(454,179)
TOTAL STOCKHOLDERS’ DEFICIT	(48,637)	(45,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,963	$32,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except for shares and per share data)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$6,782	$8,617
Cost of Goods Sold	3,174	3,923
Gross Profit	3,608	4,694

Operating Expenses:
Selling, General & Administrative	6,099	5,549
Total Operating Expenses	6,099	5,549

Loss from Operations	(2,491)	(855)

Other Income (Expense):
Interest Expense, Net	(1,017)	(1,024)
Gain on Extinguishment of Debt	—	3,026
Realized Loss on Investments	—	(61)
Unrealized Gain on Long-Term Investments	417	—
Other Income	88	—
Total Other Income (Expense)	(512)	1,941

Income (Loss) from Continuing Operations Before Provision for Income Taxes	(3,003)	1,086
Provision for Income Tax (Expense) Benefit for Continuing Operations	(52)	(658)
Net Income (Loss) from Continuing Operations	(3,055)	428

Income (Loss) from Discontinued Operations Before Provision for Income Taxes	4	(18)
Provision for Income Tax for Discontinued Operations	—	—
Net Income (Loss) from Discontinued Operations	4	(18)

NET INCOME (LOSS)	$(3,051)	$410

Net Income (Loss) from Continuing Operations per Common Share - Basic	$(0.31)	$0.05
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$(0.31)	$0.05
Weighted-Average Shares Outstanding - Basic	9,909,072	8,166,859
Weighted-Average Shares Outstanding - Diluted	9,909,072	8,352,745

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2024 and 2023

(in thousands, except for shares)

	Convertible Series V				Treasury	Additional
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2023	14,071,431	$1	8,509,384	$9	$—	$408,473	$(454,179)	$(45,696)
Net Loss	—	—	—	—	—	—	(3,051)	(3,051)
Cancellation of Shares	—	—	(10,279)	(1)	—	1	—	—
Stock Option Expense	—	—	—	—	—	110	—	110
BALANCE AT MARCH 31, 2024	14,071,431	$1	8,499,105	$8	$—	$408,584	$(457,230)	$(48,637)

	Convertible Series V				Treasury	Additional
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2022	—	$—	6,795,136	$701	$(808)	$403,619	$(440,049)	$(36,537)
Net Income	—	—	—	—	—	—	410	410
Stock Compensation - Services Expense	—	—	161,812	16	—	340	—	356
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	1,970
Forfeiture of Common Stock	—	—	—	—	(2)	2	—	—
Stock Option Expense	—	—	—	—	—	99	—	99
BALANCE AT MARCH 31, 2023	14,071,431	$1	6,956,948	$717	$(810)	$406,029	$(439,639)	$(33,702)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,051)	$410
Less: Net Income (Loss) from Discontinued Operations	4	(18)
Net Income (Loss) from Continuing Operations	(3,055)	428
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	28	—
Bad Debt Expense (Recoveries)	2	(7)
Gain from Settlement of Liabilities	—	(1,507)
Realized Loss on Investments	—	61
Gain on Extinguishment of Debt	—	(3,026)
Non-Cash Interest (Income) Expense, Net	(5)	326
Depreciation and Amortization	94	775
Amortization of Operating Lease Right-of-Use Asset	457	491
Stock-Based Compensation	110	455
Unrealized Gain on Investments	(417)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	241	(349)
Inventory	37	(634)
Prepaid Expenses and Other Current Assets	(119)	183
Other Assets	(1)	(64)
Accounts Payable and Accrued Expenses	2,002	832
Operating Lease Liabilities	(350)	(212)
Net Cash Used in Operating Activities - Continuing Operations	(976)	(2,248)
Net Cash Provided by Operating Activities - Discontinued Operations	27	36
NET CASH USED IN OPERATING ACTIVITIES	(949)	(2,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(9)	(153)
Proceeds from Notes Receivable	—	634
Proceeds from Sale of Investments	1,300	149
Net Cash Provided by Investing Activities - Continuing Operations	1,291	630
Net Cash Provided by Investing Activities - Discontinued Operations	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,291	630

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(29)	(224)
Proceeds from Issuance of Preferred Stock	—	1,970
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	(29)	1,746
Net Cash Used in Financing Activities - Discontinued Operations	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(29)	1,746

NET CHANGE IN CASH	313	164

Cash at Beginning of Period	862	1,200
Cash Reclassed to Discontinued Operations	—	—
CASH AT END OF PERIOD	$1,175	$1,364

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$490	$179

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclass of Accrued Interest to Principal	$—	$1,896

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Blum Holdings, Inc. (“Blüm” or the “Company”) is a cannabis company with operations in retail and distribution throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company operates Blüm OC, a premier cannabis dispensary in Orange County, California. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro.

Blum Holdings, Inc. is a holding company with the following subsidiaries:

•	Unrivaled Brands, Inc., a Nevada corporation (“Unrivaled”)
•	Black Oak Gallery, a California corporation (“Black Oak” or “Blüm Oakland”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	2705 PFC, LLC, a Nevada limited liability company
•	3242 Enterprises, Inc., a California corporation (“The Spot”)
•	3242 Holdings, LLC, a Nevada limited liability company
•	Halladay Holding, LLC, a California limited liability company (“Halladay”)
•	People’s First Choice, LLC, a California limited liability company (“Blüm OC”)
•	People’s Costa Mesa, LLC, a California limited liability company

References in this document to the “Company”, “Blüm”, “we”, “us”, or “our” are intended to mean Blum Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Corporate Reorganization

On January 12, 2024, Unrivaled Brands, Inc. (“Unrivaled”) completed a corporate reorganization (the “Reorganization”) pursuant to which Blum Holdings, Inc. became the ultimate parent of Unrivaled. As part of the Reorganization, Unrivaled entered into an Agreement and Plan of Merger, dated October 9, 2023 (the “Reorganization Agreement”), with Blüm and Blum Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Blüm (“Merger Sub”), in which, among other things and subject to its terms and conditions, as described below, that Merger Sub merged with and into Unrivaled, with the separate existence of Merger Sub ceasing and with Unrivaled surviving as a direct, wholly-owned subsidiary of Blüm. After the Reorganization, the Company continues to engage in the business conducted by it prior to the Reorganization and the directors and executive officers of Unrivaled continued to serve in the same capacities for Blüm.

The Reorganization Agreement provides that at the effective time of the Reorganization, on January 12, 2024, all of the issued and outstanding shares of Unrivaled’s common stock, par value $0.001 per share were converted automatically on a one-for-one basis into shares of Blüm’s common stock, par value $0.001 per share, and all of the issued and outstanding shares of Unrivaled’s Series V preferred stock, par value $0.001 per share, were converted on a one-for-one basis into shares of Blüm’s respective classes of preferred stock, par value $0.001 per share. On February 12, 2024, the Company began trading as "BLMH" on the OTCQB.

Additionally, effective  January 12, 2024, (x) each outstanding option to purchase shares of Unrivaled's common stock (a “Company Option”) was converted automatically into a stock option to purchase an identical number of shares of Blüm common stock, (y) each outstanding warrant to purchase shares of Unrivaled's common stock (a “Company Warrant”) was converted automatically into a warrant to purchase an identical number of shares of Blüm common stock, and (z) each outstanding promissory note convertible into shares of Unrivaled's common stock (a “Company Note”) was automatically converted into a promissory note convertible into an identical number of shares of Blüm common stock, in each case, on the same terms and conditions as applied to the Company Option, Company Warrant and Company Note, respectively, immediately prior to the effective date and as set forth in the documentation relating to such Company Option, Company Warrant and Company Note.

Effective January 12, 2024, Unrivaled Brands, Inc. completed a reverse stock split of its common stock at a ratio of 1-for-100 (the “Reverse Stock Split”). As a result of the Reorganization, the current stockholders of Unrivaled became stockholders of Blüm with the same number and percentage of shares of Blüm as they held in Unrivaled immediately prior to the Reorganization, subject to any changes from the implementation of the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this Reverse Stock Split and adjustment of the preferred stock conversion ratios.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2024 and December 31, 2023, and the consolidated results of operations and cash flows for the periods ended March 31, 2024 and 2023 have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2023. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The Company incurred a pre-tax net loss from continuing operations of $3.0 million for the three months ended March 31, 2024 and pre-tax net income from continuing operations of $1.09 million for the three months ended March 31, 2023. As of  March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of $457.23 million and $454.18 million, respectively. At March 31, 2024, the Company had a consolidated cash balance of $1.18 million. Management expects to experience further net losses in 2024 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these interim unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2023 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended March 31, 2024.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, inventory valuation, stock-based compensation expense, goodwill and purchased intangible asset valuations, derivative liabilities, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, litigation and other loss contingencies.

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

Income and Loss Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net income or loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. Included in the Company's denominator for the basic income or loss per share is the number of Series V Preferred Stock on an as-if converted to common stock basis. The Company's operations resulted in net loss and net income for the three months ended March 31, 2024 and 2023, respectively. The denominator of the diluted income per share for the three months ended  March 31, 2023 includes 185,886 options to purchase common stock.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended
	March 31,
	2024	2023
Common Stock Warrants	1,461,997	1,011,618
Common Stock Options	369,301	433,316
	1,831,298	1,444,934

Recently Adopted Accounting Standards

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurements—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of the standard on January 1, 2024 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, including those that have a single reportable segment. It also requires all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. In addition, the ASU requires entities to disclose information about the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil as of March 31, 2024 and December 31, 2023, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three months ended March 31, 2024 and 2023.

The Company sources cannabis products for retail from various vendors. However, as a result of regulations in the State of California, the Company’s California retail operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three ended March 31, 2024 and 2023, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	March 31,	December 31,
	2024	2023
Raw Materials	$642	$647
Finished Goods	1,021	1,053
Total Inventory	$1,663	$1,700

NOTE 5 – INVESTMENTS

Mystic Holdings

In September 2023, the Company entered into a settlement agreement to resolve the outstanding litigation with Mystic Holdings, Inc. (“Mystic”) which confirmed the Company's ownership of 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. In accordance with ASC 321, the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1). As of March 31, 2024, the fair value of the investment was $1.08 million. The Company recorded an unrealized gain on investment of $0.42 million for the three months ended March 31, 2024.

The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis:

	(in thousands)
	March 31, 2024
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$1,083	$1,083	$—	$—
Total	$1,083	$1,083	$—	$—

	(in thousands)
	December 31, 2023
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$667	$667	$—	$—
Total	$667	$667	$—	$—

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	March 31,	December 31,
	2024	2023
Land and Building	$7,581	$7,581
Furniture and Equipment	354	354
Computer Hardware	343	343
Leasehold Improvements	5,495	5,487
Vehicles	57	57
Construction in Progress	908	908
Subtotal	14,738	14,730
Less Accumulated Depreciation	(5,048)	(4,964)
Property, Equipment and Leasehold Improvements, Net	$9,690	$9,766

Depreciation expense related to continuing operations was $0.09 million and $0.12 million for the three months ended March 31, 2024 and 2023, respectively.

All property, equipment and leasehold improvements related to discontinued operations are separately presented from the consolidated balance sheets as of March 31, 2024 and  December 31, 2023. Refer to "Note 15 - Discontinued Operations".

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		(in thousands)
		March 31, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Trademarks and Patent	2 to 8	$4,500	$(4,500)	$—	$4,500	$(4,491)	$9
Total Amortizing Intangible Assets		4,500	(4,500)	—	4,500	(4,491)	9

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	1,350	—	1,350	1,350	—	1,350
Total Non-Amortizing Intangible Assets		1,350	—	1,350	1,350	—	1,350
Total Intangible Assets, Net		$5,850	$(4,500)	$1,350	$5,850	$(4,491)	$1,359

Amortization expense related to continuing operations was $0.01 million and $0.56 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 – GOODWILL

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). The balance of goodwill at  March 31, 2024 and  December 31, 2023 remained unchanged at $3.59 million.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2024	2023
Accounts Payable	$14,606	$13,848
Tax Liabilities	2,584	1,445
Accrued Payroll and Benefits	273	494
Current Lease Liabilities	1,963	1,914
Accrued Interest	1,953	1,421
Other Accrued Expenses	4,688	4,096
Total Accounts Payable and Accrued Expenses	$26,067	$23,218

NOTE 10 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets are separately stated while current and long-term lease liabilities are included in accounts payable and accrued liabilities and a separate item, respectively, on the Company’s consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the right-of-use assets for certain properties include the renewal options that the Company is reasonably certain to exercise.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its incremental borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.68 million and $0.51 million for the three months ended March 31, 2024 and 2023, respectively. Short-term lease costs during the fiscal quarters ended March 31, 2024 and 2023 were not material.

As of March 31, 2024 and December 31, 2023, the Company has short-term lease liabilities of $1.96 million and $1.91 million, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	March 31,	December 31,
	2024	2023
Operating Lease Right-of-Use Assets	$8,508	$8,965
Operating Lease Liabilities	$10,235	$10,536

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Weighted Average Remaining Lease Term (Years)	8.3	8.6
Weighted Average Discount Rate	11.4%	11.4%

NOTE 11 – NOTES PAYABLE

Notes payable consisted of the following:

	(in thousands)
	March 31,	December 31,
	2024	2023
Promissory note dated July 27, 2021, issued to Arthur Chan, which matures July 26, 2024, and bears interest at a rate of 8% per annum.	$2,500	$2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1% and matures on December 28, 2027.	154	154
Promissory note dated October 1, 2021, issued to Matthew Guild as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	261	264
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	1,044	1,058
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.0 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	22,200	22,200
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per annum.	2,794	2,813
Notes Payable - Promissory Notes	28,953	28,989
Vehicle Loans	6	7
Less: Short-Term Debt	(22,573)	(22,593)
Plus: Debt Premium, Net	86	82
Net Long-Term Debt	$6,472	$6,485

Promissory Note Related to People's California, LLC

On March 6, 2023, the Company entered into a binding settlement term sheet (as amended on May 17, 2023, “Settlement Term Sheet”) to resolve certain litigation matters with People’s California, LLC. On July 10, 2023, the Company received a notice from People's California, LLC in respect of the Settlement Term Sheet wherein People’s California, LLC notified the Company had failed to make the principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes held by People's California, LLC became callable by the creditor. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company is currently in ongoing discussions with People's California, LLC to renegotiate the debt. As of March 31, 2024, the outstanding balance on the promissory note was $22.2 million and the unamortized debt premium was $0.09 million.

NOTE 12 – STOCKHOLDERS' DEFICIT

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

Common Stock

The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2024 and December 31, 2023, 8,499,105 and 8,509,384 shares of common stock were outstanding, respectively.

NOTE 13 – STOCK-BASED COMPENSATION

Equity Incentive Plans

As a result of the Reorganization on January 12, 2024, Unrivaled Brands, Inc. assigned to Blüm, and Blüm assumed and agreed to perform all obligations pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan" or the "UMBRLA Plan”), and (b) each award agreement entered into pursuant to the equity incentive plans.

The following table contains information about the Company's equity incentive plans as of March 31, 2024:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant
2016 Equity Incentive Plan	2,000,000	—	2,489	1,997,511
2018 Equity Incentive Plan	43,976,425	40,221	245,871	43,690,333
2019 Equity Incentive Plan	55,000,000	349	119,992	54,879,659

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

(in thousands, except for shares / options)
For the Three Months Ended
	March 31, 2024		March 31, 2023
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$110	—	$99

Stock Grants:
Employees (Common Stock)	—	—	—	—
Directors (Common Stock)	—	—	—	—
Non–Employee Consultants (Common Stock)	—	—	161,812	356
Total Stock–Based Compensation Expense		$110		$455

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2024:

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value of
	Number of	Average Exercise	Contractual	In-the-Money
	Shares	Price Per Share	Life (in years)	Options
Options Outstanding as of January 1, 2024	369,301	$13.00
Options Outstanding as of March 31, 2024	369,301	$12.58	8.0 years	$—
Options Exercisable as of March 31, 2024	360,333	$12.57	8.1 years	$—

As of March 31, 2024, total unrecognized stock-based compensation was $0.15 million. Such costs are expected to be recognized over a weighted-average period of approximately 1.00 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

NOTE 14 – WARRANTS

The following table summarizes the Company's warrant activity for the three months ended March 31, 2024:

		Weighted-
		Average
		Exercise
	Warrants	Price
Warrants Outstanding as of January 1, 2024	1,463,312	$6.17
Expired	(1,315)	$114.10
Warrants Outstanding as of March 31, 2024	1,461,997	$6.07

NOTE 15 – DISCONTINUED OPERATIONS

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

On December 15, 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation operations in Oakland, California (the "MSA"). The agreement includes an option to purchase the licensed entity at its fair value or a negotiated price. In conjunction with the MSA, the parties entered into a binding letter of intent to sell 100% of the stock and assets of the licensed entity. As a result, the Company no longer had controlling financial interest and all assets and liabilities related to the cultivation operations in Oakland have been fully deconsolidated as of December 31, 2023. On January 28, 2024, the purchase option was exercised and the Company sold the cultivation operations for a purchase price of $1.40 million, of which $0.10 million was received as a deposit as of December 31, 2023, and recognized $0.10 million loss on sale.

The Company concluded that the exit and disposal of its cultivation operations represented a strategic shift that will have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the cultivation operations were classified as discontinued operations. The remaining assets associated with the cultivation operations were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS"). Revenue and expenses, gains or losses relating to the discontinuation of cultivation operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented. The Company has significant continuing involvement in the cultivation facility in Oakland, California as a result of its sublease agreement which expires on July 31, 2027. During the three months ended March 31, 2024, the Company had cash inflows and outflows of $72,000 and $50,000, respectively, from discontinued operations after the disposal transaction.

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended
	March 31,
	2024	2023
Total Revenues	$72	$112
Cost of Goods Sold	—	82
Gross Profit	72	30

Selling, General & Administrative Expenses	68	48
Income (Loss) from Discontinued Operations Before Provision for Income Taxes	4	(18)

Provision for Income Tax for Discontinued Operations	—	—
Net Income (Loss) from Discontinued Operations	$4	$(18)

Income (Loss) from Discontinued Operations per Common Share Attributable to Blum Holdings, Inc. Common Stockholders - Basic And Diluted	$0.00	$(0.00)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	March 31, 2024	December 31, 2023
Cash	$—	$—
Prepaid Expenses and Other Assets	16	12
Property, Equipment and Leasehold Improvements, Net	68	95
Other Assets	1	—
Assets Related to Discontinued Operations	$85	$107

Accounts Payable and Accrued Expenses	—	100
Liabilities Related to Discontinued Operations	$—	$100

NOTE 16 – SEGMENT INFORMATION

The Company operates in two segments:

(i) Cannabis Retail – Either independently or in conjunction with third parties, the Company operates medical marijuana and adult use cannabis dispensaries in California. All retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates, and edibles.

(ii) Cannabis Distribution – The Company operates a distribution center in California that distributes its own branded products as well as third party products to its retail dispensaries in California under the Korova brand.

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Three Months Ended March 31,
Segment	2024	2023	2024	2023
Cannabis Retail	$6,762	$8,184	99.7%	95.0%
Cannabis Distribution	20	433	0.3%	5.0%
Total	$6,782	$8,617	100.0%	100.0%

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$6,762	$20	$—	$6,782	$8,184	$433	$—	$8,617
Cost of Goods Sold	3,143	31	—	3,174	3,805	118	—	3,923
Gross Profit	3,619	(11)	—	3,608	4,379	315	—	4,694
Gross Profit %	53.5%	(55.0)%			53.5%	72.7%

Selling, General & Administrative Expenses	3,439	52	2,608	6,099	2,458	108	2,983	5,549
Income (Loss) from Operations	180	(63)	(2,608)	(2,491)	1,921	207	(2,983)	(855)

Other Income (Expense):
Interest Expense	(162)	—	(855)	(1,017)	(48)	—	(976)	(1,024)
Gain on Extinguishment of Debt	—	—	—	—	—	—	3,026	3,026
Realized Loss on Investments	—	—	—	—	—	—	(61)	(61)
Unrealized Gain on Investments	—	—	417	417	—	—	—	—
Other Income (Expense)	28	—	60	88	—	—	—	—
Total Other Income (Expense), Net	(134)	—	(378)	(512)	(48)	—	1,989	1,941

Income (Loss) Before Provision for Income Taxes	$46	$(63)	$(2,986)	$(3,003)	$1,873	$207	$(994)	$1,086

Total Assets	$13,121	$894	$17,948	$31,963	$19,882	$4,290	$15,294	$39,466

NOTE 17 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's board of directors.

Refer to “Note 11 – Notes Payable" for related party transactions and balances during the current period.

During the three months ended March 31, 2024, the Company incurred a total of $0.60 million in fees pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as subsequently amended, for executive level consulting and related business support services (the "Engagement"). Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million as compensation for Adnant’s continued services during the term of the Engagement. The Engagement, as amended, provides Adnant with the option to convert accrued and unpaid service fees into shares of common stock of the Company. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of common stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate. No shares were issued during the three months ended  March 31, 2024 under the Engagement.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were two matters that required an accrual as of March 31, 2024.

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024. Trial in this matter is set for January of 2025. The Company believes the likelihood of a loss contingency is probable. Accordingly, the Company has accrued $0.50 million for this matter in the consolidated balance sheet as of March 31, 2024.

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

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s California, LLC, the sellers of People's First Choice, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement. Refer to "Note 11 – Notes Payable" for further details.

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

1149 South LA Street Fashion District, LLC v. Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. On October 31, 2023, the Court granted the Plaintiff’s Application for Right to Attach Order in the amount of $0.50 million.  In doing so, the Court found that the Plaintiffs had demonstrated a probability that they would succeed on the merits of their claims. No additional accrual was required for this matter in the consolidated balance sheet as of  March 31, 2024.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. Trial date is scheduled for May 10, 2024. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

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

Dominion Capital LLC and M2B Funding Corp. vs Unrivaled Brands, Inc. - On September 28, 2023, Dominion Capital LLC and M2B Funding Corp. filed an action against the Company in the Supreme Court of the State of New York, County of New York, alleging claims for breach of written contract. The complaint claims at least $3.03 million in damages. On November 15, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement.

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

City of Santa Ana Cannabis Business Tax - In October 2023, the Company received a notice from the city of Santa Ana regarding a business license tax compliance examination of People’s First Choice for the period of January 1, 2018 through May 31, 2021. The examination claims that the city of Santa Ana is owed $1.28 million in cannabis business taxes. Accordingly, the Company recorded an indemnification asset and liability in the amount of $1.28 million for this matter as a component of "Other Assets" and "Accounts Payable and Accrued Expenses" in the consolidated balance sheet as of March 31, 2024.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2024, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

During April 2024, the city of Santa Ana amended its cannabis business tax claim for the period January 1, 2018 through May 31, 2021 to waive certain penalties and interest and adjusted the amount owed to approximately $0.4 million.

On May 1, 2024, the Company executed an amended and restated binding letter of intent (the “Amended LOI”) with Safe Accessible Solutions, Inc. (the "Target"), which amended and restated the binding letter of intent dated February 9, 2024 with Operators Only Corp. Pursuant to the Amended LOI, the Company shall enter into a Stock Sale and Purchase Agreement to acquire 100% of the common stock of the Target. At closing, the Company shall pay an aggregate of $1,671,451 in consideration for the Target as follows: (i) a secured promissory note in the aggregate principal amount of $1,000,071 to be paid in monthly installments of approximately $23,811 per month over 42 months (the "Note"); and (ii) the issuance of 945,605 shares of common stock of the Company. The Note  may be converted into common stock of the Company at the transaction valuation, on terms to be agreed-upon.

On May 1, 2024, the Company, through its wholly-owned subsidiary BLMH Management Services, Inc., executed a management services agreement with Safe Accessible Solutions, Inc. (the "Management Services Agreement"). As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of the Target. The accounting treatment for the Management Services Agreement has not been completed as of the date these consolidated financial statements were issued.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc. (“Blum Management”), executed an advisory and consulting engagement letter (the "Advisory and Consulting Agreement") with Coastal Pine Holdings, Inc. ("Coastal") pursuant to which Blum Management shall provide advisory and consulting services and related business support to Coastal. As compensation for such services, the Company shall receive a monthly fee of $75,000. The initial term of the Agreement shall begin on the effective date through April 26, 2025 and the term shall continue thereafter for successive annual periods until terminated by Blum Management. The Agreement includes a deposit of Blum Management to purchase Coastal in exchange for the issuance to the shareholders of Coastal a promissory note in the amount of $940,974 and 889,725 shares of the Company's common stock of which 496,712 shares of the Company’s common stock were transferred upon execution of the Agreement and 393,013 shares of the Company’s common stock shall be transferred on the 12-month anniversary of the date of the Agreement. The accounting treatment for the Advisory and Consulting Agreement has not been completed as of the date these consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Blum Holdings, Inc. (“Blüm” or the “Company”) is for the three months ended March 31, 2024. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 15, 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

Blum Holdings, Inc. is a cannabis company with retail and distribution operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories. The Company operates Blüm OC, a premier cannabis dispensary in Orange County, California, regularly servicing upwards of 800 customers each day. The Company also owns dispensaries in California which operate as The Spot in Santa Ana, Blüm in Oakland, and Blüm in San Leandro. As of March 31, 2024, the Company had 116 employees.

We are organized into two reportable segments:

•	Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•	Cannabis Distribution – Includes cannabis distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries in California.

Our corporate headquarters are located at 3242 S. Halladay St, Santa Ana, California 92705 and our telephone number is (888) 909-5564. Our website address is www.blumholdings.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQB tier under the symbol “BLMH.”

Fiscal First Quarter 2024 Highlights

Corporate Reorganization

On January 12, 2024, Unrivaled Brands, Inc. ("UNRV") completed a corporate reorganization pursuant to the Reorganization Agreement, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc ("Merger Sub"). The Reorganization Agreement provided for the merger of UNRV and Merger Sub, with UNRV surviving the merger as a wholly-owned subsidiary of Blüm. The Reorganization Agreement was approved and adopted by the stockholders of UNRV at its annual meeting of stockholders held on December 5, 2023. At the effective time of the Reogranization, all of the issued and outstanding shares of UNRV’s common stock, par value $0.001 per share were converted automatically on a one-for-one basis into shares of Blüm’s common stock, par value $0.001 per share, and all of the issued and outstanding shares of UNRV’s classes of preferred stock, par value $0.001 per share, were converted automatically on a one-for-one basis into shares of Blüm’s respective classes of preferred stock, par value $0.001 per share. On February 12, 2024, the Company began trading as "BLMH" on the OTCQB.

Effective January 12, 2024, the Company completed a reverse stock split of its common stock at a 1-for-100 ratio. Accordingly, all share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Cultivation Operations

On December 15, 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's second cultivation operations in Oakland, California (the "MSA"). The agreement includes an option to purchase the licensed entity at its fair value or a negotiated price. In conjunction with the MSA, the parties entered into a binding letter of intent to sell 100% of the stock and assets of the licensed entity which was completed on January 28, 2024 for a purchase price of $1.40 million. All assets and liabilities allocable to the Company's cultivation operations are classified as discontinued operations in the Consolidated Balance Sheets for all periods presented. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

Outlook

The Company will continue to focus on its performing assets, particularly California retail assets. In particular, the Company continues to emphasize on retail business fundamentals including a robust, curated and diverse product offering, improving inventory turn and vendor management to continue to optimize gross margins, effective marketing strategies focused on driving loyalty, reactivation of lapsed customers and new customer acquisitions while continuing to deliver positive ROIs. The Company remains excited as it embarks on reinvigorating the Korova brand. The Company will continue to focus on reducing and streamlining its corporate overhead and rightsizing the Company. This outlook is based on several management assumptions that are largely outside the control of the Company, including the continued overall down trending market conditions and highly promotional competitive landscape in our key markets. With a disciplined approach to analyzing retail performance and customer relationship management, a management team with extensive retail and cannabis industry and capital markets experience, deep relationships in the industry, and a commitment to investing in its team and, specifically, its company culture, the Company is encouraged that Unrivaled will emerge from its current restructuring efforts as an effective cannabis company. We will continue to seek further opportunities to expand profitability and maximize returns for its shareholders.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (Unaudited)

The below table outlines our consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	(in thousands)
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$6,782	$8,617	$(1,835)	(21.3)%
Cost of Goods Sold	3,174	3,923	(749)	(19.1)%
Gross Profit	3,608	4,694	(1,086)	(23.1)%
Gross Margin %	53.2%	54.5%	(1.3)%

Operating Expenses:
Selling, General & Administrative	6,099	5,549	550	9.9%
Total Operating Expenses	6,099	5,549	550	9.9%

Income (Loss) from Operations	(2,491)	(855)	(1,636)	191.3%

Other Income (Expense), Net	(512)	1,941	(2,453)	(126.4)%
Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,003)	1,086	(4,089)	(376.5)%

Provision for Income Tax (Expense) Benefit for Continuing Operations	(52)	(658)	606	(92.1)%
Net Income (Loss) from Continuing Operations	(3,055)	428	(3,483)	(813.8)%

Net Income (Loss) from Discontinued Operations	4	(18)	22	(122.2)%
Net Income (Loss) Attributable to Blum Holdings, Inc.	$(3,051)	$410	$(3,461)	(844.1)%

Revenue

Overall revenue for the three months ended March 31, 2024 was $6.78 million compared to $8.62 million for the three months ended March 31, 2023, a decrease of $1.84 million or 21.3%. Revenue from continuing operations for the three months ended March 31, 2024 was composed of retail revenue of $6.76 million and distribution revenue of $0.02 million. This compared to prior year revenue from continuing operations composed of retail revenue of $8.18 million and distribution revenue of $0.43 million.

Retail revenue for the three months ended March 31, 2024 decreased by $1.42 million or 17.4% compared to the same period in prior year primarily due to the decrease in revenue at The Spot, which no longer offered in-store shopping effective February 18, 2024. The Spot continues to offer cannabis delivery.

Distribution revenue for the three months ended March 31, 2024 decreased by $0.41 million or 95.4% compared to the same period in the prior year. During fiscal year 2023, the Company began scaling down its wholesale distributions in California and focused primarily on distribution to its own retail dispensaries.

Gross Profit

Cost of goods sold for the three months ended March 31, 2024 was $3.17 million, a decrease of $0.75 million or 19.1% compared to $3.92 million for the three months ended March 31, 2023. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to prior year.

Gross profit from continuing operations for the three months ended March 31, 2024 was  $3.61 million compared to  $4.69 million for the three months ended March 31, 2023, a  decrease of $1.09 million or 23.1%. The decrease in gross profit was primarily impacted by the  decrease in revenue as described above. The Company's overall gross margin decreased for the three months ended March 31, 2024 to  53.2% as compared to 54.5% for the same period in the prior year as the Company offered promotional discounts during the fiscal first quarter of 2024 in response to the general decline in the legal California cannabis market. Gross profit for on-going retail operations remained steady at  53.5% for the three months ended March 31, 2024 and 2023.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $6.1 million compared to $5.55 million for the three months ended March 31, 2023, an increase of $0.55 million or 9.9%. This was primarily attributable to a gain on settlement of liabilities of $1.51 million in the prior year, versus none during the three months ended March 31, 2024. This was offset by reductions in expenses during the three months ended March 31, 2024 as compared to the same period in the prior year. Specifically, the Company saw a decrease of $0.59 million in depreciation and amortization expense and a decrease of $0.34 million in stock-based compensation expense. Management expects to continue focusing on efficiencies within its core assets and reducing non-core assets and expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $2.49 million for the three months ended March 31, 2024 compared to $0.86 million for the three months ended March 31, 2023, an increase of $1.64 million or 191.3%. The increase in operating loss was primarily due to the $1.51 million gain on settlement of liabilities in the prior year, versus no such gains during the three months ended March 31, 2024.

Other Income (Expense)

The Company recognized other expense of $0.51 million for the three months ended March 31, 2024 compared to other income of $1.94 million for the three months ended March 31, 2023. This was primarily due to a gain on extinguishment of debt of $3.03 million recognized during the three months ended March 31, 2023, versus no such transactions in the current year, offset by an unrealized gain on investments of $0.42 million recognized during the three months ended March 31, 2024 and a decrease in interest expense of $0.42 million.

Discontinued Operations

Net income from discontinued operations was $0.0 million for the three months ended March 31, 2024 compared to net loss from discontinued operations of $0.02 million for the comparative prior period. Discontinued operations for all periods presented consist of the Company's cultivation operations.

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal first quarter of 2024 compared to the fiscal fourth quarter of 2023:

	(in thousands)
	Three Months Ended
	March 31,	December 31,
	2024	2023 (1)	$ Change	% Change
Revenue	$6,782	$8,095	$(1,313)	(16.2)%
Cost of Goods Sold	3,174	3,720	(546)	(14.7)%
Gross Profit	3,608	4,375	(767)	(17.5)%
Gross Margin %	53.2%	54.0%	(0.8)%

Operating Expenses:
Selling, General & Administrative	6,099	9,254	(3,155)	(34.1)%
Total Operating Expenses	6,099	9,254	(3,155)	(34.1)%

Income (Loss) from Operations	(2,491)	(4,879)	2,388	(48.9)%

Other Income (Expense), Net	(512)	346	(858)	(248.0)%
Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,003)	(4,533)	1,530	(33.8)%

Provision for Income Tax (Expense) Benefit for Continuing Operations	(52)	(3,274)	3,222	(98.4)%
Net Income (Loss) from Continuing Operations	(3,055)	(7,807)	4,752	(60.9)%

Net Income (Loss) from Discontinued Operations	4	(123)	127	(103.3)%
Net Income (Loss) Attributable to Blum Holdings, Inc.	$(3,051)	$(7,930)	$4,879	(61.5)%

(1) Management noted that the results of operations of Unrivaled Brands, Inc. for the three months ended December 31, 2023 as reported in "Item 7–Management's Discussion and Analysis" of the Annual Report on Form 10-K was misstated in which the loss on disposal of assets should be nil. Loss on disposal of assets of $1.81 million for the three months ended December 31, 2023 as previously reported in the Form 10-K relates to the affected periods ended June 30, 2023 and September 30, 2023, which were restated therein. The misstatement does not have an impact on the audited consolidated financial statements for the year ended December 31, 2023 or the Company's cash position.

Revenue

Overall revenue for the three months ended March 31, 2024 was $6.78 million compared to $8.1 million for the three months ended December 31, 2023, a decrease of $1.31 million or 16.2%. Revenue from continuing operations for the three months ended March 31, 2024 was composed of retail revenue of $6.76 million and distribution revenue of $0.02 million. This compared to the prior quarter ended December 31, 2023 in which revenue from continuing operations consisted of retail revenue of $8.06 million and distribution revenue of $0.04 million.

Retail revenue for the three months ended March 31, 2024 decreased by $1.3 million or 16.1% compared to the consecutive prior quarter ended December 31, 2023 primarily due to the decrease in revenue at The Spot, which no longer offered in-store shopping effective February 18, 2024. The Spot continues to offer cannabis delivery.

Distribution revenue for the fiscal first quarter ended March 31, 2024 was generally consistent with the fiscal fourth quarter ended December 31, 2023.

Gross Profit

Cost of goods sold for the three months ended March 31, 2024 was $3.17 million, a decrease of $0.55 million or 14.7%, compared to $3.72 million for the three months ended December 31, 2023. The decrease in cost of goods sold was directly impacted by the decrease in revenues for the current reporting period as compared to prior quarter.

Gross profit from continuing operations for the three months ended March 31, 2024 was $3.61 million compared to $4.38 million for the three months ended December 31, 2023, a decrease of $0.77 million or 17.5%. The decrease in gross profit was directly impacted by the decrease in revenue as described above. The Company's overall gross margin declined from the prior consecutive quarter at 53.2% compared to 54.0% for the three months ended December 31, 2023. The decline was primarily due to an increase in discounts and promotions in response to the general decline in the legal California cannabis market. Gross profit for on-going retail operations also decreased to 53.5% for the three months ended March 31, 2024 compared to 54.5% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $6.1 million compared to $9.25 million for the three months ended December 31, 2023. The quarter-over-quarter decrease of $3.16 million or 34.1% was primarily related to a decrease of $2.18 million in business and property taxes, a decrease of $0.82 million in professional fees, and a decrease of $0.47 million in bad debt expense. Such decreases were offset by an increase of $0.20 million in salaries and benefits.

Operating Loss

The Company realized an operating loss from continuing operations of $2.49 million for the three months ended March 31, 2024 compared to $4.88 million for the three months ended December 31, 2023, a decrease of $2.39 million or 48.9%. The improvement in operating loss from the preceding quarter was primarily due to the decrease in selling, general and administrative expenses, offset by the decrease in gross profit as described above.

Other Income (Expense)

The Company recognized other expense of $0.51 million for the three months ended March 31, 2024 compared to other income of $0.35 million for the three months ended December 31, 2023. This was primarily due to a gain on extinguishment of debt of $2.42 million during the fiscal fourth quarter of 2023, versus no such transactions in the current quarter, and a decrease in interest expense of $1.02 million. In addition, the Company recognized an unrealized gain on investment of $0.42 million in the current period compared to an unrealized loss on investment of $0.67 million in the consecutive prior quarter.

Discontinued Operations

Net income from discontinued operations was $0.0 million for the three months ended March 31, 2024 compared to net loss from discontinued operations of $0.12 million for the comparative prior period. During the fiscal fourth quarter of 2023, the Company classified its cultivation operations as discontinued operations and had begun winding down operations at its facilities.

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

On a non-GAAP basis, the Company recorded Non-GAAP Adjusted EBITDA Loss of $2.12 million for the three months ended March 31, 2024 compared to $1.23 million for the three months ended March 31, 2023. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$(3,051)	$410
Less: Net Income (Loss) from Discontinued Operations, Net	(4)	18
Add (Deduct) Impact of:
Interest Expense	1,017	1,024
Provision for Income Tax Expense (Benefit)	52	658
Depreciation Expense	85	121
Amortization of Intangible Assets	9	560
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$(1,892)	$2,791

Non-GAAP Adjustments:
Stock-based Compensation Expense	110	455
Severance Expense	76	—
Realized Loss on Sale of Investments	—	61
Unrealized Gain on Investments	(417)	—
Gain on Settlement of Liabilities	—	(1,507)
Gain on Extinguishment of Debt	—	(3,026)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(2,123)	$(1,226)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred pre-tax net loss from continuing operations of $3.0 million for the three months ended March 31, 2024 and have an accumulated deficit of $457.23 million and $454.18 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we had a working capital deficit of $60.86 million, including $1.18 million of cash compared to a working capital deficit of $57.86 million, including $0.86 million of cash, as of December 31, 2023. Current assets were approximately 0.07 times current liabilities as of March 31, 2024, compared to approximately 0.08 times current liabilities as of December 31, 2023.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $0.95 million compared to $2.21 million for the three months ended March 31, 2023, a decrease of $1.26 million, or 57.1%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period and our increased efforts to scale back on non-accretive expenditures. Since August 2022, management has implemented a turnaround plan to stabilize operations and put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 was $1.29 million compared to $0.63 million for the three months ended March 31, 2023, an increase of $0.66 million, or 104.9%. The increase in cash provided by investing activities was primarily due to the cash received upon the sale of equity interests in a cultivation business in the amount of $1.30 million in January 2024, compared to proceeds from notes receivable of $0.63 million in the prior year.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was $0.03 million compared to cash provided by financing activities of $1.75 million for the three months ended March 31, 2023, a decrease of $1.78 million, or 101.7%. The decrease in cash provided by financing activities as compared to the prior year was primarily due to the January 2023 Private Placement of Series V Preferred Stock which provided cash proceeds of $1.97 million, versus no such transactions in the current year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described in “Note 2 – Summary of Significant Accounting Policies” of the notes to unaudited consolidated financial statements included in this Form 10-Q.

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of March 31, 2024.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 based on such criteria due to material weaknesses in internal control over financial reporting described below:

Material Weaknesses in Internal Control over Financial Reporting

•

The Company’s primary user access controls (i.e., provisioning, de-provisioning, and quarterly user access review) to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate company personnel were not operating effectively. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

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

We expect to remediate these material weaknesses during fiscal year 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 18 – Commitments and Contingencies” for further information about litigation and claims.

ITEM 1A. RISK FACTORS.

Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (the “Annual Report”). There have been no material changes to our risk factors from the risk factors previously disclosed in the 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Membership Interest Purchase Agreement, dated as of July 1, 2021.	8-K	7/8/2021	2.1
2.2	Membership Interest Purchase Agreement, dated August 15, 2021.	8-K	8/16/2021	2.1
2.3	Membership Interest Purchase Agreement, dated as of November 17, 2021.	8-K	11/22/2021	2.1
2.4	Membership Interest Purchase Agreement, dated November 22, 2021.	8-K	11/29/2021	2.1
2.5	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
4.1	Description of Capital Stock.	10-K	4/15/2024	4.1
4.2	Form of 3.0% Senior Convertible Promissory Note.	8-K	1/25/2021	4.4
4.3	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.4	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6
4.5	Form of Straight Promissory Note (“6-Month Note”).	8-K	1/25/2021	4.7
4.6	Form of Straight Promissory Note (“12-Month Note”).	8-K	1/25/2021	4.8
4.7	Form of Senior Secured Promissory Note.	8-K	11/29/2021	4.1
4.8	Secured Promissory Note, dated November 22, 2021.	8-K	11/29/2021	4.2
4.9	Binding Term Sheet dated March 23, 2023, by and among the Company, as borrower, and Noteholders.	8-K	3/29/2023	4.1
10.1	Form of Amended and Restated Voting Agreement by and among the Company, holders of shares of Series V Preferred Stock, and Sabas Carrillo, including Exhibit 10.54.1.	10-K	4/15/2024	10.40
10.2	Indemnification Agreement (Sabas Carrillo), dated January 12, 2024.†	10-K	4/15/2024	10.43
10.3	Indemnification Agreement (Patty Chan), dated January 12, 2024.†	10-K	4/15/2024	10.44
10.4	Indemnification Agreement (James Miller), dated January 12, 2024.†	10-K	4/15/2024	10.45
10.5	Indemnification Agreement (Matthew Barron), dated January 12, 2024.†	10-K	4/15/2024	10.46
10.6	Operators Only LOI.	8-K	1/16/2024	10.1
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNRIVALED BRANDS, INC.

Date: May 14, 2024	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)