Form 10-Q
period 2024-06-30
BLUM HOLDINGS, INC.
filed 2024-08-14
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 9, 2024, there were 9,744,914 shares of common stock outstanding, 1,460,199 shares of common stock issuable upon the exercise of all our outstanding warrants, and 367,643 shares of common stock issuable upon the exercise of all vested options.

BLUM HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

We caution you that the risks, uncertainties, and other factors set forth in our periodic filings with the SEC may not contain all of the risks, uncertainties, and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors' likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct, or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of the report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise.

ITEM 1. FINANCIAL STATEMENTS.

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for shares and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,594	$416
Accounts Receivable, Net of Allowances of $150 at both June 30, 2024 and December 31, 2023	351	454
Inventory	1,371	1,109
Prepaid Expenses & Other Current Assets	479	372
Notes Receivable	655	645
Assets Related to Discontinued Operations	—	1,697
Total Current Assets	4,450	4,693

Property, Equipment and Leasehold Improvements, Net	7,577	9,185
Right-of-Use Assets - Operating Leases	3,436	8,166
Intangible Assets, Net	3,619	530
Goodwill	16,268	—
Other Assets	1,476	1,476
Investments	313	2,067
Long-Term Assets Related to Discontinued Operations	1,112	5,954
TOTAL ASSETS	$38,251	$32,071

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$24,503	$16,596
Current Portion of Notes Payable	3,723	22,593
Income Taxes Payable	20,940	9,170
Liabilities Related to Discontinued Operations	535	14,189
Total Current Liabilities	49,701	62,548

Notes Payable, Net of Discounts	5,638	6,485
Deferred Tax Liabilities	1,479	112
Operating Lease Liabilities	3,315	8,446
Derivative Liability	1,923	—
Long-Term Liabilities Related to Discontinued Operations	—	176
TOTAL LIABILITIES	62,056	77,767

COMMITMENTS AND CONTINGENCIES (Note 22)

MEZZANINE EQUITY	681	—

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of June 30, 2024 and December 31, 2023	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 9,744,914 and 8,509,384 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	9	9
Additional Paid-In Capital	409,393	408,473
Accumulated Deficit	(433,410)	(454,179)
Total Equity Attributable to Stockholders of Blum Holdings, Inc.	(24,007)	(45,696)
Non-Controlling Interest	(479)	—
TOTAL MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	(23,805)	(45,696)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$38,251	$32,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except for shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$3,795	$2,267	$5,569	$4,146
Cost of Goods Sold	2,203	1,086	3,179	1,953
Gross Profit	1,592	1,181	2,390	2,193

Operating Expenses:
Selling, General & Administrative	6,331	5,701	10,550	9,222
Impairment Expense	1,709	—	1,709	—
Loss on Disposal of Assets	134	67	134	67
Total Operating Expenses	8,174	5,768	12,393	9,289

Loss from Operations	(6,582)	(4,587)	(10,003)	(7,096)

Other Income (Expense):
Interest Expense, Net	(750)	(114)	(1,127)	(294)
Gain on Extinguishment of Debt	15,182	—	15,182	3,026
Change in Fair Value of Derivative Liability	(130)	—	(130)	—
Income from Employer Retention Credit	361	—	361	—
Realized Loss on Investments	—	—	—	(61)
Unrealized Loss on Long-Term Investments	(770)	—	(353)	—
Other Income (Expense)	83	(36)	148	(36)
Total Other Income (Expense)	13,976	(150)	14,081	2,635

Income (Loss) from Continuing Operations Before Provision for Income Taxes	7,394	(4,737)	4,078	(4,461)
Provision for Income Tax (Expense) Benefit for Continuing Operations	(262)	125	(314)	(533)
Net Income (Loss) from Continuing Operations	7,132	(4,612)	3,764	(4,994)

Net Income from Discontinued Operations, Net of Taxes	16,232	1,364	16,549	2,156

NET INCOME (LOSS)	$23,364	$(3,248)	$20,313	$(2,838)

Less: Net Loss from Continuing Operations Attributable to Non-Controlling Interest	(479)	—	(479)	—
NET INCOME (LOSS) ATTRIBUTABLE TO BLUM HOLDINGS, INC.	$23,843	$(3,248)	$20,792	$(2,838)

Net Income (Loss) from Continuing Operations per Common Share - Basic	$0.78	$(0.55)	$0.42	$(0.59)
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$0.65	$(0.55)	$0.35	$(0.59)
Weighted-Average Shares Outstanding - Basic	9,172,608	8,352,745	8,945,449	8,516,196
Weighted-Average Shares Outstanding - Diluted	11,038,499	8,352,745	10,811,340	8,516,196

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2024 and 2023
(in thousands, except for shares)

	Mezzanine	Convertible Series V				Treasury	Additional		Non-
	Equity	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT MARCH 31, 2024	$—	14,071,431	$1	8,499,105	$8	$—	$408,584	$(457,230)	$—	$(48,637)
Net Income (Loss)	—	—	—	—	—	—	—	23,843	(479)	23,364
Acquisition of Coastal Pines Group	658	—	—	1,245,809	1	—	603	—	—	1,262
Accretion of Mezzanine Equity	23	—	—	—	—	—	—	(23)	—	—
Stock Option Expense	—	—	—	—	—	—	206	—	—	206
BALANCE AT JUNE 30, 2024	$681	14,071,431	$1	9,744,914	$9	$—	$409,393	$(433,410)	$(479)	$(23,805)

	Convertible Series V				Treasury	Additional		Non-
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT MARCH 31, 2023	14,071,431	$1	6,956,948	$717	$(810)	$406,029	$(439,639)	$—	$(33,702)
Net Loss	—	—	—	—	—	—	(3,248)	—	(3,248)
Stock Compensation - Services Expense	—	—	799,971	80	—	1,473	—	—	1,553
Stock Option Exercise	—	—	—	—	—	89	—	—	89
Forfeiture and Cancellation of Treasury Stock	—	—	(32,084)	—	810	(810)	—	—	—
BALANCE AT JUNE 30, 2023	14,071,431	$1	7,724,835	$797	$—	$406,781	$(442,887)	$—	$(35,308)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED June 30, 2024 and 2023

(in thousands, except for shares)

	Mezzanine	Convertible Series V				Treasury	Additional		Non-
	Equity	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2023	$—	14,071,431	$1	8,509,384	$9	$—	$408,473	$(454,179)	$—	$(45,696)
Net Income (Loss)	—	—	—	—	—	—	—	20,792	(479)	20,313
Cancellation of Shares	—	—	—	(10,279)	(1)	—	1	—	—	—
Acquisition of Coastal Pines Group	658	—	—	1,245,809	1	—	603	—	—	1,262
Accretion of Mezzanine Equity	23	—	—	—	—	—	—	(23)	—	—
Stock Option Expense	—	—	—	—	—	—	316	—	—	316
BALANCE AT JUNE 30, 2024	$681	14,071,431	$1	9,744,914	$9	$—	$409,393	$(433,410)	$(479)	$(23,805)

	Convertible Series V				Treasury	Additional		Non-
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2022	—	$—	6,795,136	$701	$(808)	$403,619	$(440,049)	$—	$(36,537)
Net Loss	—	—	—	—	—	—	(2,838)	—	(2,838)
Stock Compensation - Services Expense	—	—	961,783	96	—	1,814	—	—	1,910
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	—	1,970
Stock Option Expense	—	—	—	—	—	187	—	—	187
Forfeiture and Cancellation of Treasury Stock	—	—	(32,084)	—	808	(808)	—	—	—
BALANCE AT JUNE 30, 2023	14,071,431	$1	7,724,835	$797	$—	$406,781	$(442,887)	$—	$(35,308)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$20,313	$(2,838)
Less: Net Income from Discontinued Operations	16,549	2,156
Net Income (Loss) from Continuing Operations	3,764	(4,994)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	(113)	—
Bad Debt Expense	—	1
Loss on Sale of Investments	—	61
Gain on Extinguishment of Debt	(15,182)	(3,026)
Change in Fair Value of Derivative Liability	130	—
Non-Cash Interest Expense, Net	7	193
Loss on Disposal of Assets	134	67
Depreciation and Amortization	316	177
Amortization of Operating Lease Right-of-Use Asset	605	635
Stock-Based Compensation	316	2,097
Unrealized Loss on Investments	353	—
Impairment Loss	1,709	—
Change in Operating Assets and Liabilities:
Accounts Receivable	188	(231)
Inventory	344	(446)
Prepaid Expenses & Other Current Assets	(65)	(105)
Other Assets	1,282	—
Accounts Payable & Accrued Liabilities	5,592	2,179
Operating Lease Liabilities	(639)	(285)
Net Cash Used in Operating Activities - Continuing Operations	(1,259)	(3,677)
Net Cash Provided by Operating Activities - Discontinued Operations	409	2,437
NET CASH USED IN OPERATING ACTIVITIES	(850)	(1,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(6)	(62)
Proceeds from Notes Receivable	—	634
Cash from Acquisitions	959	—
Proceeds from Sale of Investments	1,300	149
Net Cash Provided by Investing Activities - Continuing Operations	2,253	721
Net Cash Used in Investing Activities - Discontinued Operations	(3)	(29)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,250	692

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(222)	(1,099)
Proceeds from Issuance of Preferred Stock	—	1,970
Net Cash (Used in) Provided by Financing Activities - Continuing Operations	(222)	871
Net Cash Used in Financing Activities - Discontinued Operations	—	(30)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(222)	841

NET CHANGE IN CASH	1,178	293

Cash at Beginning of Period	416	391
CASH AT END OF PERIOD	$1,594	$684

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$488	$182

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Mezzanine Equity	$23	$—
Accrued Interest Converted into Principal	$—	$1,896
Conversion of Accounts Payable to Note Payable	$337	$—
Non-Cash Consideration for Acquisition of Coastal Pines Group, Including Liabilities Assumed	$23,362	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Blum Holdings, Inc. (“Blüm” or the “Company”) is a cannabis company with retail and distribution operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company currently owns dispensaries in California which operate as Blüm in Oakland and Blüm in San Leandro. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California.

Blum Holdings, Inc. is a holding company with the following subsidiaries:

•	Unrivaled Brands, Inc., a Nevada corporation (“Unrivaled”)
•	Black Oak Gallery, a California corporation (“Black Oak” or “Blüm Oakland”)
•	Blüm San Leandro, a California corporation (“Blüm San Leandro”)
•	2705 PFC, LLC, a Nevada limited liability company
•	3242 Enterprises, Inc., a California corporation (“The Spot”)
•	3242 Holdings, LLC, a Nevada limited liability company
•	Halladay Holding, LLC, a California limited liability company (“Halladay”)
•	People’s First Choice, LLC, a California limited liability company (“Blüm Santa Ana”)
•	People’s Costa Mesa, LLC, a California limited liability company
•	Blum Management Holdings, Inc., a Delaware corporation
•	Safe Accessible Solutions, Inc., a California corporation (“Cookies Sacramento”)
•	Coastal Pine Holdings, Inc., a Wyoming corporation

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

Additionally, effective  January 12, 2024, (i) each outstanding option to purchase shares of Unrivaled's common stock (a “Company Option”) was converted automatically into a stock option to purchase an identical number of shares of Blüm common stock, (ii) each outstanding warrant to purchase shares of Unrivaled's common stock (a “Company Warrant”) was converted automatically into a warrant to purchase an identical number of shares of Blüm common stock, and (iii) each outstanding promissory note convertible into shares of Unrivaled's common stock (a “Company Note”) was automatically converted into a promissory note convertible into an identical number of shares of Blüm common stock, in each case, on the same terms and conditions as applied to the Company Option, Company Warrant and Company Note, respectively, immediately prior to the effective date and as set forth in the documentation relating to such Company Option, Company Warrant and Company Note.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2024 and December 31, 2023, and the consolidated results of operations and cash flows for the periods ended June 30, 2024 and 2023 have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2023. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The Company incurred pre-tax net income from continuing operations of $7.39 million and $4.08 million for the three and six months ended June 30, 2024, respectively, and pre-tax net loss from continuing operations of $4.74 million and $4.46 million for the three and six months ended June 30, 2023, respectively. As of  June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $433.41 million and $454.18 million, respectively. At June 30, 2024, the Company had a consolidated cash balance of $1.59 million. Management expects to experience further net losses in 2024 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Accrued state income tax previously included in accounts payable and accrued liabilities has been reclassified to income taxes payable on the consolidated balance sheets. In addition, state income tax expense previously recorded as a component of selling, general and administrative expenses has been reclassified to the provision for income tax. These reclassifications did not affect total assets, total liabilities, stockholders' deficit or net loss.

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these interim unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2023 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended June 30, 2024.

Consolidation of Variable Interest Entities

In accordance with the provisions of ASC 810, “Consolidation,” the Company consolidates any variable interest entity (“VIE”) of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with all the VIEs on an ongoing basis to reassess if it continues to be the primary beneficiary.

Non-Controlling Interest

Non-controlling interest (“NCI”) represents the net assets of entities that the Company does not directly own but has a controlling financial interest. NCI is shown as a component of stockholders’ deficit on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

Business Combinations

The Company accounts for its business acquisitions in accordance with ASC 805-10, “Business Combinations.” The Company allocates the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models, and therefore require considerable judgment. The Company’s estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC Topic 815”). ASC Topic 815 generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC Topic 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. ASC Topic 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations. In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net cash settlement of the derivative instrument could be required within twelve months of the reporting date. Critical estimates and assumptions used in the model are discussed in “Note 13 – Derivative Liabilities”.

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

Income (Loss) Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net income or loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. Refer to “Note 16 – Earnings Per Share”.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Six Months Ended
	June 30,
	2024	2023
Common Stock Warrants	1,460,199	1,009,185
Common Stock Options	320,151	211,258
	1,780,350	1,220,443

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

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations, and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil as of June 30, 2024 and December 31, 2023, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and six months ended June 30, 2024 and 2023.

The Company sources cannabis products for retail from various vendors. However, as a result of regulations in the State of California, the Company’s California retail operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and six months ended June 30, 2024 and 2023, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	June 30,	December 31,
	2024	2023
Raw Materials	$303	$647
Finished Goods	1,068	462
Total Inventory	$1,371	$1,109

NOTE 5 – INVESTMENTS

Mystic Holdings

In September 2023, the Company entered into a settlement agreement to resolve the outstanding litigation with Mystic Holdings, Inc. (“Mystic”) which confirmed the Company's ownership of 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. In accordance with ASC 321, the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1). As of June 30, 2024, the fair value of the investment was $0.31 million. The Company recorded an unrealized loss on investment of $0.77 million and $0.35 million for the three and six months ended June 30, 2024, respectively.

The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis:

	(in thousands)
	June 30, 2024
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$313	$313	$—	$—
Total	$313	$313	$—	$—

	(in thousands)
	December 31, 2023
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$667	$667	$—	$—
Total	$667	$667	$—	$—

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	June 30,	December 31,
	2024	2023
Land and Building	$5,872	$7,581
Furniture and Equipment	170	168
Computer Hardware	282	281
Leasehold Improvements	5,592	5,241
Vehicles	26	19
Construction in Progress	450	538
Subtotal	12,392	13,828
Less Accumulated Depreciation	(4,815)	(4,643)
Property, Equipment and Leasehold Improvements, Net	$7,577	$9,185

Depreciation expense related to continuing operations was $0.22 million and $0.09 million for the three months ended  June 30, 2024 and 2023, respectively, and $0.28 million and $0.18 million for the six months ended June 30, 2024 and 2023, respectively.

During the second fiscal quarter of 2024, management noted indicators of impairment of its property, equipment and leasehold improvements. Specifically, changes in circumstances resulted in changes to expected future cash flows from land and buildings. The Company used a quoted market price to determine fair value, resulting in an impairment loss of $1.71 million during the three months ended June 30, 2024.

All property, equipment and leasehold improvements related to discontinued operations are separately presented from the consolidated balance sheets as of June 30, 2024 and  December 31, 2023. Refer to "Note 19 – Discontinued Operations".

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		(in thousands)
		June 30, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Operating Licenses	14	$7,891	$(4,802)	$3,089	$4,769	$(4,769)	$—
Total Amortizing Intangible Assets		7,891	(4,802)	3,089	4,769	(4,769)	—

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	530	—	530	530	—	530
Total Non-Amortizing Intangible Assets		530	—	530	530	—	530
Total Intangible Assets, Net		$8,421	$(4,802)	$3,619	$5,299	$(4,769)	$530

Amortization expense related to continuing operations was $0.03 million and $0.0 million for the three months ended  June 30, 2024 and 2023, respectively, and $0.03 million and $0.0 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 – GOODWILL

As of June 30, 2024, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)
Balance as of December 31, 2023	$—
Acquisition of Coastal Pines Group	16,268
Balance as of June 30, 2024	$16,268

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). The balance of goodwill at  June 30, 2024 and  December 31, 2023 was $16.27 million and $0.0 million, respectively.

Refer to "Note 9 – Business Combinations" for goodwill acquired during the six months ended June 30, 2024.

NOTE 9 – BUSINESS COMBINATIONS

Safe Accessible Solutions, Inc.

On May 1, 2024, the Company executed an amended and restated binding letter of intent (the “Amended LOI”) with Safe Accessible Solutions, Inc. ("SAS") wherein the Company, a newly formed wholly-owned subsidiary of the Company (“Blum Acquisition”), and the stockholders of SAS shall enter into a Stock Sale and Purchase Agreement in which Blum Acquisition will acquire 100% of the common stock of SAS. The Company paid an aggregate consideration of $1,671,451 as follows: (i) a secured promissory note in the aggregate principal amount of $1,000,071 to be paid in monthly installments of approximately $23,811 per month over 42 months; and (ii) the issuance of 945,605 shares of common stock of the Company valued at $671,380 based on the closing share price, of which 196,507 shares of the Company's common stock shall be transferred no later than 12 months from closing date. On the date which is 24 months subsequent to the closing date, the previous stockholders of SAS shall have the option, but not the obligation, to exchange shares of the Company's common stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable for a period of 90 days thereafter. The Note  may be converted into common stock of the Company at the transaction valuation, on terms to be agreed upon. The Stock Sale and Purchase Agreement is subject to close upon regulatory approval.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc., executed a management services agreement with SAS (the "Management Services Agreement") pursuant to which the Company shall manage the operations of SAS. SAS operates a retail dispensary located in Sacramento, California. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of SAS. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the Stock Sale and Purchase Agreement.

Coastal Pine Holdings, Inc.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc. (“Blum Management”), executed an advisory and consulting engagement letter (the "Agreement") with Coastal Pine Holdings, Inc. ("Coastal") pursuant to which Blum Management shall provide advisory and consulting services and related business support to Coastal. Coastal is a holding company involved in the management of retail dispensaries throughout Northern California. As compensation for such services, the Company shall receive a monthly fee of $75,000. The term of the Agreement is indefinite and may only be terminated by the Company. The Agreement includes an option by Blum Management to purchase all of the outstanding equity of Coastal in exchange for a promissory note in the amount of $940,974 payable to the shareholders of Coastal and the issuance of 889,725 shares of the Company's common stock, of which 496,712 shares of the Company’s common stock were transferred upon execution of the Agreement and 393,013 shares of the Company’s common stock shall be transferred on the 12-month anniversary of the date of the Agreement. The sale of the equity of Costal is subject to close upon regulatory approval.

The transactions are intended to expand the Company's retail footprint in Northern California and to achieve synergies with the Company's existing retail operations in Northern California. Transaction-related costs and issuance costs related to the business combination were nil. As a result of the agreements entered into on May 1, 2024, the Company determined these entities are variable interest entities under ASC 810, “Consolidation” (“ASC 810”). The entities are under common control and accounted for as a single transaction under Coastal Pines Group (“CPG”) for presentation purposes.

The preliminary allocation was based upon the Company’s estimates and assumptions of the assets and liabilities of CPG and are subject to change within the measurement period. The following table summarizes the preliminary allocation of the purchase price based on fair value:

(in thousands)
Equity Consideration - Common Stock	$1,262
Put Option	1,793
Note Payable	1,844
Total Consideration	$4,899

Assets Acquired:
Cash and Cash Equivalents	$959
Accounts Receivable	85
Inventory	606
Prepaid Expenses & Other Assets	110
Property, Equipment and Leasehold Improvements	470
Right-of-Use Asset	1,694
Intangible Assets	3,170
Total Assets Acquired	7,094

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	3,876
Operating Lease Liabilities	2,078
Notes Payable	307
Income Taxes Payable	10,723
Deferred Tax Liabilities	1,479
Total Liabilities Assumed	18,463

Estimated Fair Value of Net Assets Acquired	(11,369)

Estimated Goodwill	$16,268

CPG contributed revenue of $2.13 million and net loss of $0.58 million for the three and six months ended June 30, 2024.

Supplemental information on an unaudited pro forma basis is reflected as if the transaction had occurred on January 1, 2023. The supplemental unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations would have been had the Company completed the transaction at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the transaction.

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pro Forma Revenue	$6,936	$5,833	$9,771	$10,976
Pro Forma Net Income (Loss)	$22,910	$(3,376)	$19,680	$(3,178)

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2024	2023
Accounts Payable	$14,622	$9,417
Tax Liabilities	532	627
Accrued Payroll and Benefits	333	271
Current Lease Liabilities	742	1,249
Accrued Interest	450	1,421
Other Accrued Expenses	7,824	3,611
Total Accounts Payable & Accrued Liabilities	$24,503	$16,596

NOTE 11 – LEASES

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.02 million and $0.24 million for the three months ended June 30, 2024 and 2023, respectively, and $0.89 million and $0.89 million for the six months ended June 30, 2024 and 2023, respectively. Short-term lease costs during the fiscal quarters ended June 30, 2024 and 2023 were not material.

As of June 30, 2024 and December 31, 2023, the Company had short-term lease liabilities of $0.74 million and $1.25 million, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	June 30,	December 31,
	2024	2023
Operating Lease Right-of-Use Assets	$3,436	$8,166
Operating Lease Liabilities	$4,057	$9,694

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Six Months Ended
	June 30,	June 30,
	2024	2023
Weighted Average Remaining Lease Term (Years)	6.5	9.2
Weighted Average Discount Rate	11.4%	11.7%

On May 7, 2024, the Company terminated a lease agreement and agreed to a settlement payment of $0.20 million, of which $0.15 million was paid as of June 30, 2024. The remaining balance is due through May 2025. As a result, the Company wrote off the related right-of-use asset and lease liability in the amount of $4.28 million and $4.44 million, accordingly.

During the second fiscal quarter of 2024, the Company terminated a lease agreement and wrote off the related right-of-use asset and lease liability in the amount of $1.64 million and $2.79 million, accordingly.

NOTE 12 – NOTES PAYABLE

Notes payable consisted of the following:

	(in thousands)
	June 30,	December 31,
	2024	2023
Promissory note dated July 27, 2021, issued to Arthur Chan, which matures July 26, 2024, and bears interest at a rate of 8.0% per annum.	$2,500	$2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1.0% and matures on December 28, 2027.	154	154
Promissory note dated October 1, 2021, issued to Matthew Guild as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	261	264
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	1,044	1,058
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	—	22,200
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per annum.	2,773	2,813
Promissory notes dated May 1, 2024 issued to the shareholders of CPG, at a nominal interest rate.	761	—
Convertible promissory notes dated May 1, 2024 issued to the shareholders of Safe Accessible Solutions, Inc., which mature through May 1, 2028 and bear interest at a rate of 7.0% per annum.	983	—
Convertible promissory notes dated May 1, 2024 issued to the shareholders of Coastal Pine Holdings, Inc., which mature through November 1, 2027 and bear interest at a rate of 7.0% per annum.	869	—
Notes payable issued in January 2023, assumed by the Company on May 1, 2024 in connection with the acquisition of CPG, which mature on June 1, 2025 and bear interest at a rate of 10.0% per annum.	133	—
Notes Payable - Promissory Notes	9,478	28,989
Vehicle Loans	—	7
Less: Short-Term Debt	(3,723)	(22,593)
Plus (Less): Debt Premium (Discount), Net	(117)	82
Net Long-Term Debt	$5,638	$6,485

Promissory Note Related to People's California, LLC

On March 6, 2023, the Company entered into a binding settlement term sheet (as amended on May 17, 2023, the “Settlement Term Sheet”) to resolve certain litigation matters with People’s California, LLC. On July 10, 2023, the Company received a notice from People's California, LLC in respect of the Settlement Term Sheet wherein People’s California, LLC notified the Company that it had failed to make a principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes held by People's California, LLC became callable by the creditor. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

Pursuant to the Settlement Term Sheet, on June 10, 2024, Unrivaled Brands, Inc. entered into a Membership Interest Purchase Agreement to sell its controlling membership interest in People's First Choice, LLC. Of the total consideration of $24.84 million, cash consideration of $9.00 million (the "Cash Consideration") was paid from the sale in the form of $8.00 million in cash due at closing and $1.00 million in a secured promissory note to be paid over 12 months. The Cash Consideration was paid to People’s in settlement of the debt pursuant to the Settlement Term Sheet. As a result of the sale and pursuant to the terms of the Settlement Term Sheet, after the Cash Consideration, the remaining debt to People’s is settled, subject to any deficiencies as defined therein. Accordingly, the Company recognized a gain on extinguishment of debt of $15.18 million for the three and six months ended June 30, 2024. Refer to "Note 19 – Discontinued Operations" for further information on the disposition.

Convertible Promissory Notes Related to Acquisition of Coastal Pines Group

On May 1, 2024, the Company issued secured promissory notes to the shareholders of Safe Accessible Solutions, Inc. and Coastal Pine Holdings, Inc. in the aggregate principal amount of $1,000,071 and $940,974, respectively, to be paid in monthly installments of approximately $29,493 per month over 40 months and $27,836 per month over 42 months, respectively. The promissory notes bear interest at a rate of 7.0% and  may be converted into common stock of the Company at the transaction valuation, on terms to be agreed upon.

NOTE 13 – DERIVATIVE LIABILITY

A reconciliation of the changes in fair value of derivative liabilities for the three and six months ended June 30, 2024 and  2023 is as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance, Beginning of Period	$—	$—	$—	$—
Issuance of Derivative Liability	1,793	—	1,793	—
Change in Fair Value of Derivative Liability	130	—	130	—
Balance, End of Period	$1,923	$—	$1,923	$—

On May 1, 2024, the Company issued 945,605 shares of common stock of the Company pursuant to the Amended LOI with Safe Accessible Solutions, Inc. wherein the previous stockholders of SAS shall have the option, but not the obligation, to exchange shares of the Company's common stock received as part of the purchase price for a promissory note. The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. The Put Option met the criteria in ASC 480 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. Refer to "Note 14 – Stockholders' Deficit" for further information on the underlying common shares.

The fair value of the Put Option was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	Issuance Date	June 30, 2024
Share Price	$0.71	$0.58
Exercise Price	$2.75	$2.75
Expected Life (in Years)	2.25	2.08
Annualized Volatility	88.0%	105.1%
Risk-Free Annual Interest Rate	4.9%	4.7%

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

Common Stock

The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2024 and December 31, 2023, 9,744,914 and 8,509,384 shares of common stock were outstanding, respectively.

On May 1, 2024, the Company issued 749,097 shares of common stock pursuant to the Amended LOI with SAS wherein the previous stockholders of SAS shall have the option, but not the obligation, to exchange shares of the Company's common stock received as part of the purchase price for a promissory note. Refer to "Note 13 – Derivative Liability" for further information on the Put Option. The Company determined that the underlying common shares are temporary equity in accordance with ASC 480, "Distinguishing Liabilities from Equity" and has reflected the amount as mezzanine equity in the consolidated balance sheets.

On May 1, 2024, the Company issued 496,712 shares of common stock to the shareholders of Coastal Pine Holdings, Inc. in connection with the transaction disclosed in "Note 9 – Business Combinations".

Variable Interest Entities

The below information are entities the Company has concluded to be variable interest entities ("VIEs") as the Company possesses the power to direct activities through agreements in which the Company can significantly impact the VIEs and thus holds a controlling financial interest. The following table represents the summarized financial information about the Company’s consolidated VIEs. VIEs include the balances of Safe Accessible Solutions, Inc. and Coastal Pine Holdings, Inc. as disclosed in  "Note 9 – Business Combinations". This information represents amounts before intercompany eliminations.

As of December 31, 2023, the balances of VIEs were nil. As of and for the three and six months ended June 30, 2024, the balances of the VIEs consisted of the following:

(in thousands)
Coastal Pines Group
Current Assets	$1,735
Non-Current Assets	5,221
Total Assets	$6,956

Current Liabilities	$15,014
Non-Current Liabilities	3,352
Total Liabilities	$18,366

Non-Controlling Interest	$(479)

Revenue	$2,128
Net Loss Attributable to Non-Controlling Interest	$(479)

NOTE 15 – STOCK-BASED COMPENSATION

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

The following table contains information about the Company's equity incentive plans as of June 30, 2024:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant
2016 Equity Incentive Plan	2,000,000	—	2,489	1,997,511
2018 Equity Incentive Plan	43,976,425	40,221	199,961	43,736,243
2019 Equity Incentive Plan	55,000,000	349	116,752	54,882,899

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options)
	For the Three Months Ended
	June 30, 2024		June 30, 2023
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$206	—	$89

Stock Grants:
Non–Employee Consultants (Common Stock)	—	—	799,971	1,553
Total Stock–Based Compensation Expense		$206		$1,642

	(in thousands, except for shares / options)
	For the Six Months Ended
	June 30, 2024		June 30, 2023
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$316	—	$187

Stock Grants:
Non–Employee Consultants (Common Stock)	—	—	961,783	1,910
Total Stock–Based Compensation Expense		$316		$2,097

Stock Options

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2024:

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value of
	Number of	Average Exercise	Contractual	In-the-Money
	Shares	Price Per Share	Life (in years)	Options
Options Outstanding as of January 1, 2024	369,301	$13.00
Forfeited	(49,150)	$(1.88)
Options Outstanding as of June 30, 2024	320,151	$12.33	7.6 years	$—
Options Exercisable as of June 30, 2024	367,643	$12.58	7.8 years	$—

As of June 30, 2024, total unrecognized stock-based compensation was $0.10 million. Such costs are expected to be recognized over a weighted-average period of approximately 1.00 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

NOTE 16 – EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2024:

	(in thousands, except for shares and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss) from Continuing Operations	$7,132	$(4,612)	$3,764	$(4,994)
Less: Accretion of Mezzanine Equity	(23)	—	(23)	—
Add: Interest from Convertible Debt	17	—	17	—
Adjusted Net Income (Loss) from Continuing Operations	$7,126	$(4,612)	$3,758	$(4,994)

Weighted-Average Shares Outstanding - Basic	9,172,608	8,352,745	8,945,449	8,516,196
Weighted-Average Shares Outstanding - Diluted	11,038,499	8,352,745	10,811,340	8,516,196

Net Income (Loss) from Continuing Operations per Common Share - Basic	$0.78	$(0.55)	$0.42	$(0.59)
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$0.65	$(0.55)	$0.35	$(0.59)

The denominator of the diluted income per share for the three and six months ended June 30, 2024 includes 458,748 shares of common stock exercisable from convertible debt and 1,407,143 shares of common stock exercisable from preferred stock on an if converted basis.

NOTE 17 – WARRANTS

The following table summarizes the Company's warrant activity for the six months ended June 30, 2024:

		Weighted-
		Average
		Exercise
	Warrants	Price
Warrants Outstanding as of January 1, 2024	1,463,312	$6.17
Expired	(3,113)	$86.73
Warrants Outstanding as of June 30, 2024	1,460,199	$6.00

NOTE 18 – TAX EXPENSE

The provision for income taxes consisted of the following for the three and six months ended June 30, 2024 and 2023:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current:
Federal	$225	$(125)	$250	$533
State	177	—	177	—
Total Current Tax Expense	402	(125)	427	533

Deferred:
Federal	—	—	—	—
State	(140)	—	(113)	—
Total Deferred Tax Expense (Benefit)	(140)	—	(113)	—

TOTAL TAX PROVISION (BENEFIT)	$262	$(125)	$314	$533

The components of deferred income tax assets and liabilities are as follows:

	(in thousands)
	June 30,	December 31,
	2024	2023
Deferred Income Tax Assets:
Fixed Assets and Intangibles	$849	$320
Reserves and Allowances	45	—
Investments	—	—
Accrued Expenses	232	60
Net Operating Losses	7,564	4,346
Total	8,690	4,726

Deferred Income Tax Liabilities:
Fixed Assets and Intangibles	(1,717)	—
Leases	(76)	(152)
Unrealized Gain on Investments	(59)	—
Total	(1,852)	(152)

Valuation Allowance	(8,317)	(4,574)
Net Deferred Tax Assets (Liabilities)	$(1,479)	$—

The net deferred tax liability as of June 30, 2024 is associated with the Company's continuing operations.

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected Income Tax Expense (Benefit) at Statutory Tax Rate, Net	$5,011	$(428)	$4,381	$(112)
Changes in Income Taxes Resulting From:
State Taxes (Net of Federal Tax Benefits)	(578)	(520)	(745)	(617)
Decrease in Valuation Allowance	2,453	608	2,696	447
Disposal of Depreciable Assets	—	(436)	—	(1,074)
Gain on Write-Down of Assets	—	(346)	—	(326)
Non-Deductible 280E	637	1,020	1,011	2,169
Change in Fair Value of Investments	130	—	43	—
Debt Discount	—	(28)	—	41
Other Income	(7,361)	—	(7,043)	—
Prior Year Adjustments and Other	(30)	5	(29)	5
Reported Income Tax Expense (Benefit)	$262	$(125)	$314	$533

NOTE 19 – DISCONTINUED OPERATIONS

Southern California Retail Operations

On June 10, 2024, Unrivaled Brands, Inc. entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, for a total sale price of $24.84 million. The consideration includes $9.0 million in cash (the "Cash Consideration") and the assumption of PFC’s liabilities (“PFC’s Liabilities”) totaling $15.84 million. The Cash Consideration is in the form of $8.0 million paid in cash at closing and a $1.0 million secured promissory note to be paid over 12 months. Refer to "Note 12 – Notes Payable" for the settlement of debt with the Cash Consideration. Effective upon the closing of the transaction, the buyer assumed full operational and management control of the PFC business pursuant to a Management Services Agreement (the "MSA"), pending transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. The Company has continuing involvement in PFC as a result of the Trademark License Agreement in which the buyer shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option. During the three months ended June 30, 2024, the Company had cash inflows and outflows of nil from discontinued operations related to PFC after the disposal date. The Company recognized a gain on disposal of assets of $16.95 million related to the disposition during the three and six months ended June 30, 2024.

On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery. During the fiscal second quarter of 2024, the Company ceased operations at The Spot. On April 11, 2024, Unrivaled Brands, Inc. entered into a Stock Purchase Agreement to sell 100% of the issued and outstanding capital stock of The Spot for a purchase price of $0.53 million to be paid in cash. The transaction is subject to close upon regulatory approval which is expected within one year.

The assets and liabilities related to People's First Choice LLC and The Spot were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS") upon classification as held for sale, resulting in an impairment expense of $0.05 million during the three and six months ended June 30, 2024. The Company concluded that the disposal of People's First Choice LLC and the exit of The Spot, as reported under the cannabis retail segment, represented a strategic shift that will have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the entities were classified as discontinued operations. Revenue and expenses, gains or losses relating to the discontinuation of such operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

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

The Company concluded that the exit and disposal of its cultivation operations, as reported under the cannabis cultivation and distribution segment, represented a strategic shift that will have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the cultivation operations were classified as discontinued operations. The remaining assets associated with the cultivation operations were measured at the lower of their carrying amount or FVLCTS. Revenue and expenses, gains or losses relating to the discontinuation of cultivation operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented. The Company has significant continuing involvement in the cultivation facility in Oakland, California as a result of its sublease agreement which expires on July 31, 2027.

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Revenues	$3,451	$7,041	$8,531	$13,891
Cost of Goods Sold	1,642	3,651	3,840	6,789
Gross Profit	1,809	3,390	4,691	7,102

Selling, General & Administrative Expenses	1,843	2,260	3,791	4,336
Impairment of Assets	47	—	47	—
Gain on Disposal of Assets	(16,535)	—	(16,535)	—
Income from Operations	16,454	1,130	17,388	2,766

Interest Expense	(503)	(73)	(1,143)	(917)
Other Income	1	307	24	307
Income from Discontinued Operations Before Provision for Income Taxes	15,952	1,364	16,269	2,156

Provision for Income Tax Benefit for Discontinued Operations	280	—	280	—
Net Income from Discontinued Operations	$16,232	$1,364	$16,549	$2,156

Net Income from Discontinued Operations per Common Share - Basic	$1.77	$0.16	$1.85	$0.25
Net Income from Discontinued Operations per Common Share - Diluted	$1.47	$0.16	$1.53	$0.25

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	June 30, 2024	December 31, 2023
Cash	$6	$446
Accounts Receivable, Net	—	550
Inventory	—	591
Prepaid Expenses & Other Assets	—	110
Property, Equipment and Leasehold Improvements, Net	115	676
Intangible Assets, Net	820	829
Goodwill	—	3,585
Other Assets	171	864
Assets Related to Discontinued Operations	$1,112	$7,651

Accounts Payable & Accrued Liabilities	$535	$5,915
Income Tax Payable	—	8,274
Long-Term Lease Liabilities	—	176
Liabilities Related to Discontinued Operations	$535	$14,365

NOTE 20 – SEGMENT INFORMATION

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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
Segment	2024	2023	2024	2023	2024	2023	2024	2023
Cannabis Retail	$3,756	$2,122	99.0%	93.6%	$5,510	$3,568	98.9%	86.1%
Cannabis Distribution	39	145	1.0%	6.4%	59	578	1.1%	13.9%
Total	$3,795	$2,267	100.0%	100.0%	$5,569	$4,146	100.0%	100.0%

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$3,756	$39	$—	$3,795	$2,122	$145	$—	$2,267
Cost of Goods Sold	1,896	307	—	2,203	954	132	—	1,086
Gross Profit	1,860	(268)	—	1,592	1,168	13	—	1,181
Gross Profit %	49.5%	(687.2)%			55.0%	9.0%

Selling, General & Administrative	2,368	66	3,897	6,331	112	229	5,360	5,701
Impairment Expense	—	—	1,709	1,709	—	—	—	—
(Gain) Loss on Disposal of Assets	174	(40)	—	134	—	—	67	67
Loss from Operations	(682)	(294)	(5,606)	(6,582)	1,056	(216)	(5,427)	(4,587)

Other Income (Expense):
Interest Expense	(349)	—	(401)	(750)	—	—	(114)	(114)
Gain on Extinguishment of Debt	—	—	15,182	15,182	—	—	—	—
Change in Fair Value of Derivative Liability	—	—	(130)	(130)	—	—	—	—
Income from Employer Retention Credit	—	—	361	361	—	—	—	—
Unrealized Loss on Investments	—	—	(770)	(770)	—	—	—	—
Other Income (Expense)	141	—	(58)	83	(300)	—	264	(36)
Total Other Income (Expense), Net	(208)	—	14,184	13,976	(300)	—	150	(150)

Income (Loss) Before Provision for Income Taxes	$(890)	$(294)	$8,578	$7,394	$756	$(216)	$(5,277)	$(4,737)

Total Assets	$25,622	$599	$12,030	$38,251	$18,331	$4,456	$15,573	$38,360

	(in thousands)
	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$5,510	$59	$—	$5,569	$3,568	$578	$—	$4,146
Cost of Goods Sold	2,841	338	—	3,179	1,703	250	—	1,953
Gross Profit	2,669	(279)	—	2,390	1,865	328	—	2,193
Gross Profit %	48.4%	(472.9)%			52.3%	56.7%

Selling, General & Administrative Expenses	3,927	118	6,505	10,550	1,104	337	7,781	9,222
Impairment Expense	—	—	1,709	1,709	—	—	—	—
(Gain) Loss on Disposal of Assets	174	(40)	—	134	—	—	67	67
Income (Loss) from Operations	(1,432)	(357)	(8,214)	(10,003)	761	(9)	(7,848)	(7,096)

Other Income (Expense):
Interest Expense	(349)	—	(778)	(1,127)	—	—	(294)	(294)
Gain on Extinguishment of Debt	—	—	15,182	15,182	—	—	3,026	3,026
Change in Fair Value of Derivative Liability	—	—	(130)	(130)	—	—	—	—
Income from Employer Retention Credit	—	—	361	361	—	—	—	—
Realized Loss on Investments	—	—	—	—	—	—	(61)	(61)
Unrealized Gain on Investments	—	—	(353)	(353)	—	—	—	—
Other Income (Expense)	146	—	2	148	(300)	—	264	(36)
Total Other Income (Expense), Net	(203)	—	14,284	14,081	(300)	—	2,935	2,635

Income (Loss) Before Provision for Income Taxes	$(1,635)	$(357)	$6,070	$4,078	$461	$(9)	$(4,913)	$(4,461)

Total Assets	$25,622	$599	$12,030	$38,251	$18,331	$4,456	$15,573	$38,360

NOTE 21 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's board of directors.

Refer to “Note 12 – Notes Payable" for related party transactions and balances during the current period.

During the three and six months ended June 30, 2024, the Company incurred a total of $0.60 million and $1.20 million in fees pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as subsequently amended, for executive level consulting and related business support services (the "Engagement"). Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million as compensation for Adnant’s continued services during the term of the Engagement. The Engagement, as amended, provides Adnant with the option to convert accrued and unpaid service fees into shares of common stock of the Company. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of common stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate. No shares were issued during the three and six months ended  June 30, 2024 under the Engagement.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were two matters that required an accrual as of June 30, 2024.

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024. Trial in this matter is set for January of 2025. The Company believes the likelihood of a loss contingency is probable. Accordingly, the Company has accrued $0.50 million for this matter in the consolidated balance sheet as of June 30, 2024.

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract, account stated, and right to attach order, and writ of attachment. The complaint claims at least $4.55 million in damages. On August 11, 2022, the Company filed an answer to the complaint. On August 5, 2022, Fusion LLF, LLC filed an application for a right to attach order and writ of attachment, which was denied on December 8, 2022. Trial in this matter is set for July 21, 2025.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s California, LLC, the sellers of People's First Choice, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. On June 28, 2024, the Court denied an ex parte application by People’s California, LLC to enforce the settlement through an approximately $12.93 million. Refer to "Note 12 – Notes Payable" for further details.

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

1149 South LA Street Fashion District, LLC v. Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. On October 31, 2023, the Court granted the Plaintiff’s Application for Right to Attach Order in the amount of $0.50 million.  In doing so, the Court found that the Plaintiffs had demonstrated a probability that they would succeed on the merits of their claims. Trial for this matter is set for April 25, 2025. No additional accrual was required for this matter in the consolidated balance sheet as of  June 30, 2024.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. On May 28, 2024, a non-jury trial was held in which the Court found in favor of Greenlane and subsequently entered judgment against the Company in the amount of $1.85 million. Accordingly, the Company has accrued $1.85 million for this matter in the consolidated balance sheet as of June 30, 2024.

WGS Group, Inc. v. Unrivaled Brands, Inc. - On July 17, 2023, WGS Group, Inc. filed an action against the Company in the Superior Court of California, County of Orange Central Justice Center, alleging claims for damages and declaratory relief, breach of security service agreements, breach of the implied covenant of good faith and fair dealing, quantum meruit, violations of business and professional code sections 17200 Et SEQ., declaratory relief regarding successor-in-interest liability, and declaratory relief regarding ultra vires actions imposing personal liability on chief financial officer. Trial in this matter is set for April 14, 2025. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Dominion Capital LLC and M2B Funding Corp. v. Unrivaled Brands, Inc. - On September 28, 2023, Dominion Capital LLC and M2B Funding Corp. filed an action against the Company in the Supreme Court of the State of New York, County of New York, alleging claims for breach of written contract. The complaint claims at least $3.03 million in damages. On November 15, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending performance of the terms of the settlement agreement.

No Smoking Allowed Except Turn, LLC v. People’s Riverside, LLC and Unrivaled Brands, Inc. - On July 21, 2023, No Smoking Allowed Except Turn, LLC filed an action against the Company in the Superior Court of California, County of Riverside, alleging claims for damages for breach of contract and negligence.  The complaint alleges damages in excess of $0.60 million. On September 13, 2023, the Company filed an answer to the complaint. Trial in this matter is set for November 15, 2024. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

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

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On August 1, 2024, the convertible promissory notes related to the acquisition of SAS were amended to reallocate the outstanding principal balance among the noteholders with the aggregate principal balance of $1,000,071 remaining unchanged. In addition, one of the two convertible promissory notes was further amended wherein the interest rate was reduced to 6.0%, the aggregate monthly repayments were reduced by $3,467, and the maturity date was extended to May 1, 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Blum Holdings, Inc. (“Blüm” or the “Company”) is for the three and six months ended June 30, 2024. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 15, 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

Blum Holdings, Inc. (“Blüm” or the “Company”) is a cannabis company with retail and distribution operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company currently owns dispensaries in California which operate as Blüm in Oakland and Blüm in San Leandro. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. As of June 30, 2024, the Company had 110 employees.

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

Fiscal Second Quarter 2024 Highlights

Management Service Agreement with Safe Accessible Solutions, Inc.

On May 1, 2024, the Company executed an amended and restated binding letter of intent (the “Amended LOI”) with Safe Accessible Solutions, Inc. ("SAS") wherein the Company, a newly formed wholly-owned subsidiary of the Company (“Blum Acquisition”), and the stockholders of SAS shall enter into a Stock Sale and Purchase Agreement in which Blum Acquisition will acquire 100% of the common stock of SAS. The Company paid an aggregate consideration of $1.67 million as follows: (i) a secured promissory note in the aggregate principal amount of $1.00 million to be paid in monthly installments of approximately $23,811 per month over 42 months; and (ii) the issuance of 945,605 shares of common stock of the Company, of which 196,507 shares of the Company's common stock shall be transferred no later than 12 months from closing date. On the date which is 24 months subsequent to the closing date, the previous stockholders of SAS shall have the option, but not the obligation, to exchange shares of the Company's common stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable for a period of 90 days thereafter. The Note may be converted into common stock of the Company at the transaction valuation, on terms to be agreed upon. The Stock Sale and Purchase Agreement is subject to close upon regulatory approval.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc., executed a management services agreement with SAS (the "Management Services Agreement") pursuant to which the Company shall manage the operations of SAS. SAS operates a retail dispensary located in Sacramento, California. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of SAS. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the Stock Sale and Purchase Agreement.

Advisory Agreement with Coastal Pine Holdings, Inc.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc. (“Blum Management”), executed an advisory and consulting engagement letter (the "Agreement") with Coastal Pine Holdings, Inc. ("Coastal") pursuant to which Blum Management shall provide advisory and consulting services and related business support to Coastal. Coastal is a holding company involved in the management of retail dispensaries throughout Northern California. As compensation for such services, the Company shall receive a monthly fee of $75,000. The term of the Agreement is indefinite and may only be terminated by the Company. The Agreement includes an option by Blum Management to purchase all of the outstanding equity of Coastal in exchange for a promissory note in the amount of $0.94 million payable to the shareholders of Coastal and the issuance of 889,725 shares of the Company's common stock, of which 496,712 shares of the Company’s common stock were transferred upon execution of the Agreement and 393,013 shares of the Company’s common stock shall be transferred on the 12-month anniversary of the date of the Agreement. The sale of the equity of Costal is subject to close upon regulatory approval.

The transactions entered into on May 1, 2024, resulting in the consolidation of three dispensaries in Northern California, are referred to herein as the "Northern California Transactions".

Disposition of People's First Choice, LLC

On June 10, 2024, Unrivaled Brands, Inc. entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, to Haven Nectar, LLC ("Haven Nectar"). In connection with the MIPA, People's California, LLC ("People's") sold its minority interest in PFC to Haven Nectar. Pursuant to the MIPA, Haven Nectar acquired the 80% membership interests of Unrivaled and the 20% membership interests of People’s.

The total transaction consideration was $24.84 million which consists of $9.00 million in cash (the "Cash Consideration") and the assumption of PFC’s liabilities (“PFC’s Liabilities”) totaling $15.84 million. The Cash Consideration was paid from the sale in the form of $8.00 million paid in cash at closing and a $1.00 million a secured promissory note to be paid over 12 months. The Cash Consideration was paid to People’s in settlement of the debt pursuant to the binding settlement term sheet between Unrivaled and People’s entered into on March 6, 2023 (the “Settlement Term Sheet”). As a result of the sale and pursuant to the terms of the Settlement Term Sheet, after the Cash Consideration, the remaining debt to People’s is settled, subject to any deficiencies as defined therein.

Effective upon the closing of the transaction, Haven Nectar assumed full operational and management control of the PFC business pursuant to a Management Services Agreement (the "MSA"), pending transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. In addition, the Company entered into a Trademark License Agreement in which Haven Nectar shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option.

The Spot Held for Sale

On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery. During the fiscal second quarter of 2024, the Company ceased operations at The Spot. On April 11, 2024, Unrivaled Brands, Inc. entered into a Stock Purchase Agreement to sell The Spot for a purchase price of $0.53 million to be paid in cash. The transaction is subject to close upon regulatory approval.

All assets and liabilities allocable to People's First Choice LLC and The Spot are classified as discontinued operations in the Consolidated Balance Sheets for all periods presented. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented.

Outlook

The Company will continue to focus on its performing assets, particularly California retail assets. In particular, the Company continues to emphasize on retail business fundamentals including a robust, curated and diverse product offering, improving inventory turn and vendor management to continue to optimize gross margins, effective marketing strategies focused on driving loyalty, creating dynamic websites that provide a seamless brand experience, reactivation of lapsed customers, and new customer acquisitions while continuing to deliver positive ROIs. The Company remains excited as it embarks on reinvigorating the Korova brand. The Company will continue to focus on reducing and streamlining its corporate overhead and rightsizing the Company. This outlook is based on several management assumptions that are largely outside the control of the Company, including the continued overall down trending market conditions and highly promotional competitive landscape in our key markets. With a disciplined approach to analyzing retail performance and customer relationship management, a management team with extensive retail and cannabis industry and capital markets experience, deep relationships in the industry, and a commitment to investing in its team and, specifically, its company culture, the Company is encouraged that it will emerge from its current restructuring efforts as an effective cannabis company. We will continue to seek further opportunities to expand profitability and maximize returns for its shareholders.

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$3,795	$2,267	$1,528	67.4%	$5,569	$4,146	$1,423	34.3%
Cost of Goods Sold	2,203	1,086	1,117	102.9%	3,179	1,953	1,226	62.8%
Gross Profit	1,592	1,181	411	34.8%	2,390	2,193	197	9.0%
Gross Margin %	41.9%	52.1%	(10.1)%		42.9%	52.9%	(10.0)%

Operating Expenses:
Selling, General & Administrative	6,331	5,701	630	11.1%	10,550	9,222	1,328	14.4%
Impairment Expense	1,709	—	1,709	—%	1,709	—	1,709	—%
Loss on Disposal of Assets	134	67	67	100.0%	134	67	67	100.0%
Total Operating Expenses	8,174	5,768	2,406	41.7%	12,393	9,289	3,104	33.4%

Loss from Operations	(6,582)	(4,587)	(1,995)	43.5%	(10,003)	(7,096)	(2,907)	41.0%

Other Income (Expense), Net	13,976	(150)	14,126	(9417.3)%	14,081	2,635	11,446	434.4%
Income (Loss) from Continuing Operations Before Provisions for Income Taxes	7,394	(4,737)	12,131	(256.1)%	4,078	(4,461)	8,539	(191.4)%

Provision for Income Tax (Expense) Benefit for Continuing Operations	(262)	125	(387)	(309.6)%	(314)	(533)	219	(41.1)%
Net Income (Loss) from Continuing Operations	7,132	(4,612)	11,744	(254.6)%	3,764	(4,994)	8,758	(175.4)%

Net Income from Discontinued Operations	16,232	1,364	14,868	1090.0%	16,549	2,156	14,393	667.6%
Net Income (Loss)	23,364	(3,248)	26,612	(819.3)%	20,313	(2,838)	23,151	(815.8)%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	(479)	—	(479)	—%	(479)	—	(479)	—%

Net Income (Loss) Attributable to Blum Holdings, Inc.	$23,843	$(3,248)	$27,091	(834.1)%	$20,792	$(2,838)	$23,630	(832.6)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 (Unaudited)

Revenue

Overall revenue for the three months ended June 30, 2024 was $3.8 million compared to $2.27 million for the three months ended June 30, 2023, an increase of $1.53 million or 67.4%. Revenue from continuing operations for the three months ended June 30, 2024 was composed of retail revenue of $3.76 million and distribution revenue of $0.04 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $2.12 million and distribution revenue of $0.15 million.

Retail revenue for the three months ended June 30, 2024 increased by $1.63 million or 77.0% compared to the same period in prior year primarily due to the Northern California Transactions on May 1, 2024 which contributed $2.13 million in revenue in the current period.

Distribution revenue for the three months ended June 30, 2024 decreased by $0.11 million or 73.1% compared to the same period in the prior year. During fiscal year 2023, the Company began scaling down its wholesale distributions in California and focused primarily on distribution to its own retail dispensaries.

Gross Profit

Cost of goods sold for the three months ended June 30, 2024 was $2.2 million, an increase of $1.12 million or 102.9% compared to $1.09 million for the three months ended June 30, 2023. The increase in cost of goods sold was due to the Northern California Transactions on May 1, 2024 which contributed $1.06 million in cost of goods sold in the current period.

Gross profit from continuing operations for the three months ended June 30, 2024 was  $1.59 million compared to  $1.18 million for the three months ended June 30, 2023, an  increase of $0.41 million or 34.8%. The increase in gross profit was primarily impacted by the  increase in revenue as described above. The Company's overall gross margin decreased for the three months ended June 30, 2024 to  41.9% as compared to 52.1% for the same period in the prior year primarily due to higher discounts and promotions offered in our Northern California dispensaries, coupled with an inventory adjustment of $0.28 million in the cannabis distribution segment during the current period. Gross profit for on-going retail operations declined from  55.0% for the three months ended June 30, 2023 down to  49.5% for the three months ended June 30, 2024, as the three additional dispensaries in Northern California offered more discounts which management has been actively correcting since May 2024.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $6.33 million compared to $5.7 million for the three months ended June 30, 2023, an increase of $0.63 million or 11.1%, which is relatively consistent.

Operating Loss

The Company realized an operating loss from continuing operations of $6.58 million for the three months ended June 30, 2024 compared to $4.59 million for the three months ended June 30, 2023, an increase of $2.0 million or 43.5%. The increase in operating loss was primarily due to impairment expense of $1.71 million related to land and buildings in the current year, versus none during the three months ended June 30, 2023.

Other Income (Expense)

The Company recognized other income of $13.98 million for the three months ended June 30, 2024 compared to other expense of $0.15 million for the three months ended June 30, 2023. This was primarily due to a gain on extinguishment of debt of $15.18 million recognized during the three months ended June 30, 2024 as a result of the disposition of People's First Choice, LLC and pursuant to the terms of the Settlement Term Sheet dated March 6, 2023, that the remaining debt to People's is settled, subject to any deficiencies as defined therein. Refer to “Note 12 – Notes Payable” of the consolidated financial statements.

Discontinued Operations

Net income from discontinued operations was $16.23 million for the three months ended June 30, 2024 compared to $1.36 million for the comparative prior period, an increase of $14.87 million or 1090.0%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The increase in net income from discontinued operations was due to a gain on disposal of assets of $16.54 million recognized upon the sale of Blüm Santa Ana on June 10, 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023 (Unaudited)

Revenue

Overall revenue for the six months ended June 30, 2024 was $5.57 million compared to $4.15 million for the six months ended June 30, 2023, an increase of $1.42 million or 67.4%. Revenue from continuing operations for the six months ended June 30, 2024 was composed of retail revenue of $5.51 million and distribution revenue of $0.06 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $3.57 million and distribution revenue of $0.58 million.

Retail revenue for the six months ended June 30, 2024 increased by $1.94 million or 54.4% compared to the same period in prior year primarily due to the Northern California Transactions on May 1, 2024 which contributed $2.13 million in revenue in the current period.

Distribution revenue for the six months ended June 30, 2024 decreased by $0.52 million or 89.8% compared to the same period in the prior year. During fiscal year 2023, the Company began scaling down its wholesale distributions in California and focused primarily on distribution to its own retail dispensaries.

Gross Profit

Cost of goods sold for the six months ended June 30, 2024 was $3.18 million, an increase of $1.23 million or 62.8% compared to $1.95 million for the six months ended June 30, 2023. The increase in cost of goods sold was primarily due to the Northern California Transactions on May 1, 2024 which contributed $1.06 million in cost of goods sold in the current period.

Gross profit from continuing operations for the six months ended June 30, 2024 was $2.39 million compared to $2.19 million for the six months ended June 30, 2023, an increase of $0.2 million or 9.0%. The increase in gross profit was primarily impacted by the increase in revenue as described above. The Company's overall gross margin decreased for the six months ended June 30, 2024 to 42.9% as compared to 52.9% for the same period in the prior year primarily due to higher discounts and promotions offered in our Northern California dispensaries, coupled with an inventory adjustment of $0.28 million in the cannabis distribution segment during the current year. Gross profit for on-going retail operations declined from 52.3% for the six months ended June 30, 2023 to 48.4% for the six months ended June 30, 2024 , as the three additional dispensaries in Northern California offered more discounts which management have been actively correcting since May 2024.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 were $10.55 million compared to $9.22 million for the six months ended June 30, 2023, an increase of $1.33 million or 14.4%. This was primarily attributable to a gain on settlement of liabilities of $1.51 million in the prior year, versus none during the six months ended June 30, 2024.

Operating Loss

The Company realized an operating loss from continuing operations of $10.0 million for the six months ended June 30, 2024 compared to $7.1 million for the six months ended June 30, 2023, an increase of $2.91 million or 41.0%. The increase in operating loss was primarily due to an impairment loss on long-lived assets of $1.71 million in the current year, versus none during the six months ended June 30, 2023.

Other Income

The Company recognized other income of $14.08 million for the six months ended June 30, 2024 compared to $2.64 million for the six months ended June 30, 2023. This was primarily due to an increase of $12.16 million in gain on extinguishment of debt, as a result of the $15.18 million gain on extinguishment of debt resulting from the disposition of People's First Choice, LLC and pursuant to the terms of the Settlement Term Sheet dated March 6, 2023, that the remaining debt to People's is settled, subject to any deficiencies as defined therein. Refer to “Note 12 – Notes Payable” of the consolidated financial statements.

Discontinued Operations

Net income from discontinued operations was $16.55 million for the six months ended June 30, 2024 compared to $2.16 million for the comparative prior period, an increase of $14.39 million or 667.6%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The increase in net income from discontinued operations was primarily due to a gain on disposal of assets of $16.54 million recognized upon the sale of Blüm Santa Ana on June 10, 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal second quarter of 2024 compared to the fiscal first quarter of 2024:

	(in thousands)
	Three Months Ended
	June 30,	March 31,
	2024	2024	$ Change	% Change
Revenue	$3,795	$1,774	$2,021	113.9%
Cost of Goods Sold	2,203	976	1,227	125.7%
Gross Profit	1,592	798	794	99.5%
Gross Margin %	41.9%	45.0%	(3.0)%

Operating Expenses:
Selling, General & Administrative	6,331	4,219	2,112	50.1%
Impairment Expense	1,709	—	1,709	—%
Loss on Disposal of Assets	134	—	134	—%
Total Operating Expenses	8,174	4,219	3,955	93.7%

Loss from Operations	(6,582)	(3,421)	(3,161)	92.4%

Other Income, Net	13,976	105	13,871	13210.5%
Income (Loss) from Continuing Operations Before Provisions for Income Taxes	7,394	(3,316)	10,710	(323.0)%

Provision for Income Tax Expense for Continuing Operations	(262)	(52)	(210)	403.8%
Net Income (Loss) from Continuing Operations	7,132	(3,368)	10,500	(311.8)%

Net Income from Discontinued Operations	16,232	317	15,915	5020.5%
Net Income (Loss)	23,364	(3,051)	26,415	(865.8)%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	(479)	—	(479)	—%

Net Income (Loss) Attributable to Blum Holdings, Inc.	$23,843	$(3,051)	$26,894	(881.5)%

Revenue

Overall revenue for the three months ended June 30, 2024 was $3.8 million compared to $1.77 million for the three months ended March 31, 2024, an increase of $2.02 million or 113.9%. Revenue from continuing operations for the three months ended June 30, 2024 was composed of retail revenue of $3.76 million and distribution revenue of $0.04 million. This compared to the prior quarter ended March 31, 2024 in which revenue from continuing operations consisted of retail revenue of $1.75 million and distribution revenue of $0.02 million.

Retail revenue for the three months ended June 30, 2024 increased by $2.0 million or 114.1% compared to the consecutive prior quarter ended March 31, 2024 primarily due to the Northern California Transactions which contributed $2.13 million in revenue since May 1, 2024.

Distribution revenue for the fiscal second quarter ended June 30, 2024 was generally consistent with the fiscal first quarter ended March 31, 2024.

Gross Profit

Cost of goods sold for the three months ended June 30, 2024 was $2.2 million, an increase of $1.23 million or 125.7%, compared to $0.98 million for the three months ended March 31, 2024. The increase in cost of goods sold was primarily due to the Northern California Transactions which contributed $1.06 million in cost of goods sold since May 1, 2024.

Gross profit from continuing operations for the three months ended June 30, 2024 was $1.59 million compared to $0.8 million for the three months ended March 31, 2024, an increase of $0.79 million or 99.5%. The increase in gross profit was directly impacted by the increase in revenue as described above. The Company's overall gross margin declined from the prior consecutive quarter at 41.9% compared to 45.0% for the three months ended March 31, 2024. The decline was primarily due to higher discounts and promotions offered in our Northern California dispensaries, coupled with an inventory adjustment of $0.28 million in the cannabis distribution segment during the current quarter. On the contrary, gross profit for on-going retail operations increased to 49.5% for the three months ended June 30, 2024 compared to 46.1% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $6.33 million compared to $4.22 million for the three months ended March 31, 2024. The quarter-over-quarter increase of $2.11 million or 50.1% was primarily due to the recognition of $1.85 million loss on litigation as a result of the judgment against the Company by Greenlane Holdings, LLC. Refer to "Note 22 - Commitments and Contingencies".

Operating Loss

The Company realized an operating loss from continuing operations of $6.58 million for the three months ended June 30, 2024 compared to $3.42 million for the three months ended March 31, 2024, an increase of $3.16 million or 92.4%. The increase in operating loss from the preceding quarter was primarily due to the increase in selling, general and administrative expenses, coupled with an impairment loss on long-lived assets of $1.71 million recognized during the current quarter.

Other Income (Expense)

The Company recognized other income of $13.98 million for the three months ended June 30, 2024 compared to $0.11 million for the three months ended March 31, 2024. This was primarily due to a gain on extinguishment of debt of $15.18 million recognized during the current quarter as a result of the disposition of People's First Choice, LLC, versus no such transactions in the consecutive prior quarter. In addition, the Company recognized an unrealized loss on investment of $0.77 million in the current period compared to an unrealized gain on investment of $0.42 million in the consecutive prior quarter.

Discontinued Operations

Net income from discontinued operations was $16.23 million for the three months ended June 30, 2024 compared to $0.32 million for the consecutive prior quarter, an increase of $15.92 million or 5020.5%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The increase in net income from discontinued operations was primarily due to a gain on disposal of assets of $16.54 million recognized upon the sale of Blüm Santa Ana on June 10, 2024.

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

In the presentation of the financial results below, the Company reconciles non-GAAP Adjusted EBITDA Income (Loss) with net income (loss) attributable to continuing operations, the most directly comparable US GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $3.72 million for the three months ended June 30, 2024 compared to $3.5 million for the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the Company recorded non-GAAP Adjusted EBITDA Loss of $6.98 million and $7.27 million, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)	$23,364	$(3,248)	$20,313	$(2,838)
Less: Net Income from Discontinued Operations, Net	(16,232)	(1,364)	(16,549)	(2,156)
Add (Deduct) Impact of:
Interest Expense	750	114	1,127	294
Provision for Income Tax Expense (Benefit)	262	(125)	314	533
Depreciation Expense	224	92	282	177
Amortization of Intangible Assets	33	—	33	—
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$8,401	$(4,531)	$5,520	$(3,990)

Non-GAAP Adjustments:
Stock-based Compensation Expense	316	2,097	316	2,097
Impairment of Assets	1,709	—	1,709	—
Severance Expense	—	—	37	—
Realized Loss on Sale of Investments	—	—	—	61
Unrealized Loss on Investments	770	—	353	—
Loss on Disposal of Assets	134	67	134	67
Gain on Settlement of Liabilities	—	(1,133)	—	(2,475)
Change in Fair Value of Derivative Liability	130	—	130	—
Gain on Extinguishment of Debt	(15,182)	—	(15,182)	(3,026)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(3,722)	$(3,500)	$(6,983)	$(7,266)

30

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

While we incurred pre-tax net income from continuing operations of $7.39 million and $4.08 million for the three and six months ended June 30, 2024, we have historically incurred pre-tax net loss from continuing operations and expect to experience further net losses in the foreseeable future. We have an accumulated deficit of $433.41 million and $454.18 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we had a working capital deficit of $45.25 million, including $1.59 million of cash compared to a working capital deficit of $57.86 million, including $0.42 million of cash, as of December 31, 2023. Current assets were approximately 0.09 times current liabilities as of June 30, 2024, compared to approximately 0.08 times current liabilities as of December 31, 2023.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $0.85 million compared to $1.24 million for the six months ended June 30, 2023, a decrease of $0.39 million, or 31.5%. The decrease in cash used in operating activities was primarily due to a slowdown in cash payments of payables and accrued expenses, partly due to the lack of capital during the current period and our increased efforts to scale back on non-accretive expenditures. Since August 2022, management has implemented a turnaround plan to stabilize operations and put the Company on a path to profitability. Management took decisive action to preserve operating cash flow by reducing cash burn, prioritizing payments, renegotiating vendor agreements and closing underperforming business units. Management expects to see improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 was $2.25 million compared to $0.69 million for the six months ended June 30, 2023, an increase of $1.56 million, or 225.1%. The increase in cash provided by investing activities was primarily due to the cash received upon the sale of equity interests in a cultivation business in the amount of $1.30 million in January 2024, compared to proceeds from notes receivable of $0.63 million in the prior year. In addition, during the fiscal second quarter of 2024, the Company acquired $0.96 million in cash from Coastal Pines Group as part of the transactions on May 1, 2024.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2024 was $0.22 million compared to cash provided by financing activities of $0.84 million for the six months ended June 30, 2023, a decrease of $1.06 million, or 126.4%. The decrease in cash provided by financing activities as compared to the prior year was primarily due to the January 2023 Private Placement of Series V Preferred Stock which provided cash proceeds of $1.97 million, versus no such transactions in the current year.

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

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of June 30, 2024.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024 based on such criteria due to material weaknesses in internal control over financial reporting described below:

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

31

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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 22 – Commitments and Contingencies” for further information about litigation and claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Membership Interest Purchase Agreement, dated as of July 1, 2021.	8-K	7/8/2021	2.1
2.2	Membership Interest Purchase Agreement, dated August 15, 2021.	8-K	8/16/2021	2.1
2.3	Membership Interest Purchase Agreement, dated as of November 17, 2021.	8-K	11/22/2021	2.1
2.4	Membership Interest Purchase Agreement, dated November 22, 2021.	8-K	11/29/2021	2.1
2.5	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
4.1	Description of Capital Stock.	10-K	4/15/2024	4.1
4.2	Form of 3.0% Senior Convertible Promissory Note.	8-K	1/25/2021	4.4
4.3	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.4	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6
4.5	Form of Straight Promissory Note (“6-Month Note”).	8-K	1/25/2021	4.7
4.6	Form of Straight Promissory Note (“12-Month Note”).	8-K	1/25/2021	4.8
4.7	Form of Senior Secured Promissory Note.	8-K	11/29/2021	4.1
4.8	Secured Promissory Note, dated November 22, 2021.	8-K	11/29/2021	4.2
4.9	Binding Term Sheet dated March 23, 2023, by and among the Company, as borrower, and Noteholders.	8-K	3/29/2023	4.1
10.1	Amended and Restated Letter of Intent.	8-K	5/3/2024	10.1
10.2	Management Services Agreement, by and between BLMH Management Services, Inc. and Safe Accessible Solutions, Inc.	8-K	5/3/2024	10.2
10.3	Advisory and Consulting Agreement.	8-K	5/7/2024	10.1
10.4	Membership Interest Purchase Agreement.	8-K	6/14/2024	10.1
10.5	Transition Services Agreement.	8-K	6/14/2024	10.2
10.6	Trademark License Agreement.	8-K	6/14/2024	10.3
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNRIVALED BRANDS, INC.

Date: August 14, 2024	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)