Form 10-Q
period 2024-09-30
BLUM HOLDINGS, INC.
filed 2024-11-12
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number: 000-54258

BLUM HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	93-3735199
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11516 Downey Avenue, Downey, California	90241
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 7, 2024, there were 9,744,914 shares of common stock outstanding, 1,460,199 shares of common stock issuable upon the exercise of all our outstanding warrants, and 284,346 shares of common stock issuable upon the exercise of all vested options.

BLUM HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

ITEM 1. FINANCIAL STATEMENTS.

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for shares and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,025	$416
Accounts Receivable, Net of Allowances of $150 at both September 30, 2024 and December 31, 2023	309	454
Inventory	1,345	1,109
Prepaid Expenses & Other Current Assets	291	372
Notes Receivable	566	645
Assets Related to Discontinued Operations	13	1,697
Total Current Assets	3,549	4,693

Property, Equipment and Leasehold Improvements, Net	7,066	9,185
Right-of-Use Assets - Operating Leases	3,271	8,166
Intangible Assets, Net	3,544	530
Goodwill	17,986	—
Other Assets	1,476	1,476
Investments	833	2,067
Long-Term Assets Related to Discontinued Operations	953	5,954
TOTAL ASSETS	$38,678	$32,071

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$25,675	$16,596
Current Portion of Notes Payable	3,789	22,593
Income Taxes Payable	21,906	9,170
Liabilities Related to Discontinued Operations	498	14,189
Total Current Liabilities	51,868	62,548

Notes Payable, Net of Discounts	5,396	6,485
Deferred Tax Liabilities	1,628	112
Operating Lease Liabilities	3,104	8,446
Derivative Liability	4,160	—
Long-Term Liabilities Related to Discontinued Operations	—	176
TOTAL LIABILITIES	66,156	77,767

COMMITMENTS AND CONTINGENCIES (Note 21)

MEZZANINE EQUITY	1,556	—

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of September 30, 2024 and December 31, 2023	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 9,744,914 and 8,509,384 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	8	9
Additional Paid-In Capital	408,854	408,473
Accumulated Deficit	(437,023)	(454,179)
Total Equity Attributable to Stockholders of Blum Holdings, Inc.	(28,160)	(45,696)
Non-Controlling Interest	(874)	—
TOTAL MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	(27,478)	(45,696)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$38,678	$32,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except for shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$4,364	$1,549	$9,933	$5,695
Cost of Goods Sold	1,916	1,023	5,095	2,976
Gross Profit	2,448	526	4,838	2,719

Operating Expenses:
Selling, General & Administrative	4,289	4,913	14,839	14,135
Impairment Expense	—	—	1,709	—
Loss on Disposal of Assets	359	1,540	493	1,607
Total Operating Expenses	4,648	6,453	17,041	15,742

Loss from Operations	(2,200)	(5,927)	(12,203)	(13,023)

Other Income (Expense):
Interest Expense, Net	(665)	(944)	(1,792)	(1,238)
Gain on Extinguishment of Debt	—	—	15,182	3,026
Change in Fair Value of Derivative Liability	(550)	—	(680)	—
Income (Provision) from Employer Retention Credit	(361)	1,232	—	1,232
Realized Loss on Investments	—	—	—	(61)
Unrealized Gain on Long-Term Investments	520	1,333	167	1,333
Other Income	60	744	208	708
Total Other Income (Expense)	(996)	2,365	13,085	5,000

Income (Loss) from Continuing Operations Before Provision for Income Taxes	(3,196)	(3,562)	882	(8,023)
Provision for Income Tax Expense for Continuing Operations	(431)	—	(745)	—
Net Income (Loss) from Continuing Operations	(3,627)	(3,562)	137	(8,023)

Income (Loss) from Discontinued Operations Before Provision for Income Taxes	(112)	509	16,157	2,665
Provision for Income Tax for Discontinued Operations	—	(309)	280	(842)
Net Income (Loss) from Discontinued Operations, Net of Taxes	(112)	200	16,437	1,823

NET INCOME (LOSS)	$(3,739)	$(3,362)	$16,574	$(6,200)

Less: Net Loss from Continuing Operations Attributable to Non-Controlling Interest	(395)	—	(874)	—
NET INCOME (LOSS) ATTRIBUTABLE TO BLUM HOLDINGS, INC.	$(3,344)	$(3,362)	$17,448	$(6,200)

Net Loss from Continuing Operations per Common Share - Basic	$(0.40)	$(0.37)	$(0.02)	$(0.94)
Net Loss from Continuing Operations per Common Share - Diluted	$(0.40)	$(0.37)	$(0.02)	$(0.94)
Weighted-Average Shares Outstanding - Basic	9,744,914	9,664,672	9,191,149	8,565,753
Weighted-Average Shares Outstanding - Diluted	9,744,914	9,664,672	9,191,149	8,565,753

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2024 and 2023
(in thousands, except for shares)

	Mezzanine	Convertible Series V				Treasury	Additional		Non-
	Equity	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT JUNE 30, 2024	$681	14,071,431	$1	9,744,914	$9	$—	$409,393	$(433,410)	$(479)	$(23,805)
Net Loss	—	—	—	—	—	—	—	(3,344)	(395)	(3,739)
Acquisition of Coastal Pines Group	606	—	—	—	(1)	—	(605)	—	—	—
Accretion of Mezzanine Equity	269	—	—	—	—	—	—	(269)	—	—
Stock Option Expense	—	—	—	—	—	—	66	—	—	66
BALANCE AT SEPTEMBER 30, 2024	$1,556	14,071,431	$1	9,744,914	$8	$—	$408,854	$(437,023)	$(874)	$(27,478)

	Convertible Series V				Treasury	Additional		Non-
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT JUNE 30, 2023	14,071,431	$1	7,724,835	$8	$—	$407,570	$(442,887)	$—	$(35,308)
Net Loss	—	—	—	—	—	—	(3,362)	—	(3,362)
Stock Option Expense	—	—	—	—	—	85	—	—	85
Cashless Exercise of Warrants	—	—	25,146	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2023	14,071,431	$1	7,749,981	$8	$—	$407,655	$(446,249)	$—	$(38,585)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED September 30, 2024 and 2023

(in thousands, except for shares)

	Mezzanine	Convertible Series V				Treasury	Additional		Non-
	Equity	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2023	$—	14,071,431	$1	8,509,384	$9	$—	$408,473	$(454,179)	$—	$(45,696)
Net Income (Loss)	—	—	—	—	—	—	—	17,448	(874)	16,574
Cancellation of Shares	—	—	—	(10,279)	(1)	—	1	—	—	—
Acquisition of Coastal Pines Group	1,264	—	—	1,245,809	—	—	(2)	—	—	1,262
Accretion of Mezzanine Equity	292	—	—	—	—	—	—	(292)	—	—
Stock Option Expense	—	—	—	—	—	—	382	—	—	382
BALANCE AT SEPTEMBER 30, 2024	$1,556	14,071,431	$1	9,744,914	$8	$—	$408,854	$(437,023)	$(874)	$(27,478)

	Convertible Series V				Treasury	Additional		Non-
	Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2022	—	$—	6,795,136	$7	$(808)	$404,313	$(440,049)	$—	$(36,537)
Net Loss	—	—	—	—	—	—	(6,200)	—	(6,200)
Stock Compensation - Services Expense	—	—	961,783	1	—	1,908	—	—	1,909
Stock Issued for Cash	14,071,431	1	—	—	—	1,969	—	—	1,970
Cashless Exercise of Warrants	—	—	25,146	—	—	—	—	—	—
Forfeiture of Common Stock	—	—	—	—	(2)	2	—	—	—
Stock Option Expense	—	—	—	—	—	273	—	—	273
Forfeiture and Cancellation of Treasury Stock	—	—	(32,084)	—	810	(810)	—	—	—
BALANCE AT SEPTEMBER 30, 2023	14,071,431	$1	7,749,981	$8	$—	$407,655	$(446,249)	$—	$(38,585)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$16,574	$(6,200)
Less: Net Income from Discontinued Operations	16,437	1,823
Net Income (Loss) from Continuing Operations	137	(8,023)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	(112)	—
Bad Debt Expense	110	(7)
Loss on Sale of Investments	—	61
Gain on Extinguishment of Debt	(15,182)	(3,026)
Change in Fair Value of Derivative Liability	680	—
Non-Cash Interest (Income) Expense, Net	(1)	360
Loss on Disposal of Assets	493	1,607
Depreciation and Amortization	513	254
Amortization of Operating Lease Right-of-Use Asset	770	955
Stock-Based Compensation	382	2,181
Unrealized Gain on Investments	(167)	(1,333)
Impairment Loss	1,709	—
Change in Operating Assets and Liabilities:
Accounts Receivable	120	(588)
Inventory	370	(122)
Prepaid Expenses & Other Current Assets	123	—
Other Assets	1,282	(7)
Accounts Payable & Accrued Liabilities	7,955	4,848
Operating Lease Liabilities	(849)	(438)
Net Cash Used in Operating Activities - Continuing Operations	(1,667)	(3,278)
Net Cash Provided by Operating Activities - Discontinued Operations	359	2,798
NET CASH USED IN OPERATING ACTIVITIES	(1,308)	(480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8)	(130)
Proceeds from Notes Receivable	89	634
Cash from Acquisitions	959	—
Proceeds from Sale of Investments	1,300	149
Net Cash Provided by Investing Activities - Continuing Operations	2,340	653
Net Cash Used in Investing Activities - Discontinued Operations	(3)	(29)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,337	624

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Debt Principal	(420)	(1,230)
Proceeds from Issuance of Preferred Stock	—	1,970
Net Cash (Used in) Provided by Financing Activities - Continuing Operations	(420)	740
Net Cash Used in Financing Activities - Discontinued Operations	—	102
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(420)	842

NET CHANGE IN CASH	609	986

Cash at Beginning of Period	416	391
CASH AT END OF PERIOD	$1,025	$1,377

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$984	$—

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Mezzanine Equity	$292	$—
Accrued Interest Converted into Principal	$—	$1,896
Conversion of Accounts Payable to Note Payable	$337	$—
Non-Cash Consideration for Acquisition of Coastal Pines Group, Including Liabilities Assumed	$25,010	$—

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2024 and December 31, 2023, and the consolidated results of operations and cash flows for the periods ended September 30, 2024 and 2023 have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

While pre-tax net income from continuing operations was $0.88 million for the nine months ended September 30, 2024, the Company incurred pre-tax net loss from continuing operations of $3.2 million for the three months ended  September 30, 2024. Pre-tax net loss from continuing operations was $3.56 million and $8.02 million for the three and nine months ended September 30, 2023, respectively. As of  September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $437.02 million and $454.18 million, respectively. At September 30, 2024, the Company had a consolidated cash balance of $1.03 million. Management expects to experience further net losses in 2024 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a component of an entity that is classified as discontinued operations is presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. All assets and liabilities related to such discontinued operations are presented separately in the consolidated balance sheets for all periods presented. Accordingly, the presentation of prior period balances may not agree to prior issued financial statements.

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these interim unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2023 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended September 30, 2024.

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

Convertible Instruments

The Company accounts for convertible instruments in accordance ASC Topic 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records convertible debt instruments in their entirety as a liability at fair value upon issuance. Subsequent to initial recognition, the convertible debt is measured at amortized cost, with any issuance costs amortized over the life of the instrument. Interest expense is recognized using the effective interest method, and any changes in fair value are not recognized in earnings unless the instruments are settled or converted.

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

I

ncome (Loss) Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net income (loss) per share is computed by dividing net income or loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. Refer to “Note 16 – Earnings Per Share”.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Nine Months Ended
	September 30,
	2024	2023
Common Stock Warrants	1,460,199	1,007,687
Common Stock Options	285,928	176,859
Convertible Debt	405,201	—
Series V Preferred Stock	1,407,143	—
	3,558,471	1,184,546

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

NOTE 3 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil as of September 30, 2024 and December 31, 2023, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and nine months ended September 30, 2024 and 2023.

The Company sources cannabis products for retail from various vendors. However, as a result of regulations in the State of California, the Company’s California retail operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and nine months ended September 30, 2024 and 2023, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 4 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	September 30,	December 31,
	2024	2023
Raw Materials	$312	$647
Finished Goods	1,033	462
Total Inventory	$1,345	$1,109

NOTE 5 – INVESTMENTS

Mystic Holdings

In September 2023, the Company entered into a settlement agreement to resolve the outstanding litigation with Mystic Holdings, Inc. (“Mystic”) which confirmed the Company's ownership of 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. In accordance with ASC 321, the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1). As of September 30, 2024, the fair value of the investment was $0.83 million. The Company recorded an unrealized gain on investment of $0.52 million and $0.17 million for the three and nine months ended September 30, 2024, respectively.

The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis:

	(in thousands)
	September 30, 2024
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$833	$833	$—	$—
Total	$833	$833	$—	$—

	(in thousands)
	December 31, 2023
	Amount	Level 1	Level 2	Level 3
Investment in Mystic Holdings, Inc.	$667	$667	$—	$—
Investment in IVXX Gardens I, Inc.	1,400	—	—	1,400
Total	$2,067	$667	$—	$1,400

NOTE 6 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	September 30,	December 31,
	2024	2023
Land and Building	$5,872	$7,581
Furniture and Equipment	170	168
Computer Hardware	287	281
Leasehold Improvements	5,672	5,241
Vehicles	26	19
Construction in Progress	—	538
Subtotal	12,027	13,828
Less Accumulated Depreciation	(4,961)	(4,643)
Property, Equipment and Leasehold Improvements, Net	$7,066	$9,185

Depreciation expense related to continuing operations was $0.15 million and $0.08 million for the three months ended  September 30, 2024 and 2023, respectively, and $0.43 million and $0.25 million for the nine months ended September 30, 2024 and 2023, respectively.

During the second fiscal quarter of 2024, management noted indicators of impairment of its property, equipment and leasehold improvements. Specifically, changes in circumstances resulted in changes to expected future cash flows from land and buildings. The Company used a quoted market price to determine fair value, resulting in an impairment loss of $1.71 million during the nine months ended September 30, 2024.

All property, equipment and leasehold improvements related to discontinued operations are separately presented from the consolidated balance sheets as of September 30, 2024 and  December 31, 2023. Refer to "Note 18 – Discontinued Operations".

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		(in thousands)
		September 30, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Operating Licenses	14	$7,868	$(4,854)	$3,014	$4,769	$(4,769)	$—
Total Amortizing Intangible Assets		7,868	(4,854)	3,014	4,769	(4,769)	—

Non-Amortizing Intangible Assets:
Trade Name	Indefinite	530	—	530	530	—	530
Total Non-Amortizing Intangible Assets		530	—	530	530	—	530
Total Intangible Assets, Net		$8,398	$(4,854)	$3,544	$5,299	$(4,769)	$530

Amortization expense related to continuing operations was $0.05 million and $0.0 million for the three months ended  September 30, 2024 and 2023, respectively, and $0.09 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8 – GOODWILL

As of September 30, 2024, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)
Balance as of December 31, 2023	$—
Acquisition of Coastal Pines Group	17,986
Balance as of September 30, 2024	$17,986

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). The balance of goodwill at  September 30, 2024 and  December 31, 2023 was $17.99 million and $0.0 million, respectively.

Refer to "Note 9 – Business Combinations" for goodwill acquired during the nine months ended September 30, 2024.

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

The preliminary allocation was based upon the Company’s estimates and assumptions of the assets and liabilities of CPG and are subject to change within the measurement period. The following table summarizes the preliminary allocation of the purchase price based on fair value:

(in thousands)
Equity Consideration - Common Stock	$1,262
Put Option	3,480
Note Payable	1,874
Total Consideration	$6,616

Assets Acquired:
Cash and Cash Equivalents	$959
Accounts Receivable	85
Inventory	606
Prepaid Expenses & Other Assets	110
Property, Equipment and Leasehold Improvements	470
Right-of-Use Asset	1,694
Intangible Assets	3,100
Total Assets Acquired	7,024

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	3,877
Operating Lease Liabilities	2,077
Notes Payable	307
Income Taxes Payable	10,505
Deferred Tax Liabilities	1,628
Total Liabilities Assumed	18,394

Estimated Fair Value of Net Assets Acquired	(11,370)

Estimated Goodwill	$17,986

CPG contributed revenue of $2.93 million and $5.06 million for the three and nine months ended September 30, 2024, respectively, and net loss of $0.52 million and $1.1 million for the nine months ended September 30, 2024, respectively.

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

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pro Forma Revenue	$4,364	$5,207	$14,135	$16,183
Pro Forma Net Income (Loss)	$(3,739)	$(3,333)	$15,941	$(6,511)

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2024	2023
Accounts Payable	$15,317	$9,417
Tax Liabilities	560	627
Accrued Payroll and Benefits	218	271
Current Lease Liabilities	777	1,249
Accrued Interest	627	1,421
Accrued Related Party Services Expenses	2,500	1,875
Accrued Settlements	1,858	—
Other Accrued Expenses	3,818	1,736
Total Accounts Payable & Accrued Liabilities	$25,675	$16,596

NOTE 11 – LEASES

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any finance leases. Total operating lease costs were $0.37 million and $0.43 million for the three months ended September 30, 2024 and 2023, respectively, and $1.26 million and $1.32 million for the nine months ended September 30, 2024 and 2023, respectively. Short-term lease costs during the fiscal quarters ended September 30, 2024 and 2023 were not material.

As of September 30, 2024 and December 31, 2023, the Company had short-term lease liabilities of $0.78 million and $1.25 million, respectively. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	September 30,	December 31,
	2024	2023
Operating Lease Right-of-Use Assets	$3,271	$8,166
Operating Lease Liabilities	$3,881	$9,694

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	September 30,	December 31,
	2024	2023
Weighted Average Remaining Lease Term (Years)	8.3	9.2
Weighted Average Discount Rate	11.5%	11.7%

On May 7, 2024, the Company terminated a lease agreement and agreed to a settlement payment of $0.20 million, of which $0.15 million was paid as of June 30, 2024. The remaining balance is due through May 2025. As a result, the Company wrote off the related right-of-use asset and lease liability in the amount of $4.28 million and $4.44 million, respectively.

During the second fiscal quarter of 2024, the Company terminated a lease agreement and wrote off the related right-of-use asset and lease liability in the amount of $1.64 million and $2.79 million, respectively.

NOTE 12 – NOTES PAYABLE

Notes payable consisted of the following:

	(in thousands)
	September 30,	December 31,
	2024	2023
Promissory note dated July 27, 2021, issued to Arthur Chan, which matured July 26, 2024, and bears interest at a rate of 8.0% per annum.	$2,500	$2,500
Unsecured promissory note dated December 28, 2022 due to a related party. The interest rate on the note is 1.0% and matures on December 28, 2027.	154	154
Promissory note dated October 1, 2021, issued to Matthew Guild as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	261	264
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	1,044	1,058
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	—	22,200
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per annum.	2,753	2,813
Promissory notes dated May 1, 2024 issued to the shareholders of CPG, at a nominal interest rate.	761	—
Convertible promissory notes dated May 1, 2024 issued to the shareholders of Coastal Pines Group, which mature through May 1, 2028 and bear interest at a rate of 6.0% per annum.	408	—
Convertible promissory notes dated May 1, 2024 issued to the shareholders of Coastal Pines Group, which mature through November 1, 2027 and bear interest at a rate of 7.0% per annum.	1,306	—
Notes payable issued in January 2023, assumed by the Company on May 1, 2024 in connection with the acquisition of CPG, which mature on June 1, 2025 and bear interest at a rate of 10.0% per annum.	101	—
Notes Payable - Promissory Notes	9,288	28,989
Vehicle Loans	—	7
Less: Short-Term Debt	(3,789)	(22,593)
Plus: Debt Premium (Discount), net	(103)	82
Net Long-Term Debt	$5,396	$6,485

Promissory Note Related to People's California, LLC

On March 6, 2023, the Company entered into a binding settlement term sheet (as amended on May 17, 2023, the “Settlement Term Sheet”) to resolve certain litigation matters with People’s California, LLC. On July 10, 2023, the Company received a notice from People's California, LLC in respect of the Settlement Term Sheet wherein People’s California, LLC notified the Company that it had failed to make a principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes held by People's California, LLC became callable by the creditor. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Pursuant to the Settlement Term Sheet, on June 10, 2024, Unrivaled Brands, Inc. entered into a Membership Interest Purchase Agreement to sell its controlling membership interest in People's First Choice, LLC. Of the total consideration of $24.84 million, cash consideration of $9.00 million (the "Cash Consideration") was paid from the sale in the form of $8.00 million in cash due at closing and $1.00 million in a secured promissory note to be paid over 12 months. The Cash Consideration was paid to People’s in settlement of the debt pursuant to the Settlement Term Sheet. As a result of the sale and pursuant to the terms of the Settlement Term Sheet, after the Cash Consideration, the remaining debt to People’s is settled, subject to any deficiencies as defined therein. Accordingly, the Company recognized a gain on extinguishment of debt of $15.18 million for the three and six months ended June 30, 2024. Refer to "Note 18 – Discontinued Operations" for further information on the disposition.

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

On August 1, 2024, the convertible promissory notes related to the acquisition of SAS were amended to reallocate the outstanding principal balance among the noteholders with the aggregate principal balance of $1,000,071 remaining unchanged. In addition, one of the two convertible promissory notes was further amended wherein the interest rate was reduced to 6.0%, the aggregate monthly repayments were reduced by $3,467, and the maturity date was extended to May 1, 2028. The amendment was classified as a troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors".

NOTE 13 – DERIVATIVE LIABILITY

A reconciliation of the changes in fair value of derivative liabilities for the three and nine months ended September 30, 2024 and  2023 is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance, Beginning of Period	$1,923	$—	$—	$—
Issuance of Derivative Liability	—	—	1,793	—
Measurement Period Adjustment	1,687	—	1,687	—
Change in Fair Value of Derivative Liability	550	—	680	—
Balance, End of Period	$4,160	$—	$4,160	$—

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

The fair value of the Put Option was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	Issuance Date	September 30, 2024
Share Price	$0.71	$0.42
Exercise Price	$2.75	$2.75
Expected Life (in Years)	2.25	1.83
Annualized Volatility	88.0%	107.1%
Risk-Free Annual Interest Rate	4.9%	3.6%

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

Common Stock

The Company authorized 990,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2024 and December 31, 2023, 9,744,914 and 8,509,384 shares of common stock were outstanding, respectively.

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

As of December 31, 2023, the balances of VIEs were nil. As of and for the three and nine months ended September 30, 2024, the balances of the VIEs consisted of the following:

(in thousands)
Coastal Pines Group
Current Assets	$1,566
Non-Current Assets	22,964
Total Assets	$24,530

Current Liabilities	$15,339
Non-Current Liabilities	3,413
Total Liabilities	$18,752

Non-Controlling Interest	$(874)

Revenue for the three months ended September 30, 2024	$2,929
Revenue for the nine months ended September 30, 2024	$5,057
Net Loss Attributable to Non-Controlling Interest for the three months ended September 30, 2024	$(395)
Net Loss Attributable to Non-Controlling Interest for the three and nine months ended September 30, 2024	$(874)

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

The following table contains information about the Company's equity incentive plans as of September 30, 2024:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant
2016 Equity Incentive Plan	2,000,000	—	2,489	1,997,511
2018 Equity Incentive Plan	43,975,694	40,221	165,570	43,769,903
2019 Equity Incentive Plan	55,001,117	349	117,869	54,882,899

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of common stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

(in thousands, except for shares / options)
For the Three Months Ended
	September 30, 2024		September 30, 2023
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$66	—	$85

Stock Grants:
Total Stock–Based Compensation Expense		$66		$85

	(in thousands, except for shares / options)
	For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$382	—	$273

Stock Grants:
Non–Employee Consultants (Common Stock)	—	—	961,783	1,909
Total Stock–Based Compensation Expense		$382		$2,182

Stock Options

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2024:

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value of
	Number of	Average Exercise	Contractual	In-the-Money
	Shares	Price Per Share	Life (in years)	Options
Options Outstanding as of January 1, 2024	369,301	$13.00
Forfeited	(83,373)	$(1.57)
Options Outstanding as of September 30, 2024	285,928	$15.81	6.9 years	$—
Options Exercisable as of September 30, 2024	284,346	$15.85	6.9 years	$—

As of September 30, 2024, total unrecognized stock-based compensation was $0.03 million. Such costs are expected to be recognized over a weighted-average period of approximately 0.10 years. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

NOTE 16 – EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024:

	(in thousands, except for shares and per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss) from Continuing Operations	$(3,627)	$(3,562)	$137	$(8,023)
Less: Accretion of Mezzanine Equity	(269)	—	(292)	—
Adjusted Net Loss from Continuing Operations	$(3,896)	$(3,562)	$(155)	$(8,023)

Weighted-Average Shares Outstanding - Basic	9,744,914	9,664,672	9,191,149	8,565,753
Weighted-Average Shares Outstanding - Diluted	9,744,914	9,664,672	9,191,149	8,565,753

Net Loss from Continuing Operations per Common Share - Basic	$(0.40)	$(0.37)	$(0.02)	$(0.94)
Net Loss from Continuing Operations per Common Share - Diluted	$(0.40)	$(0.37)	$(0.02)	$(0.94)

NOTE 17 – WARRANTS

The following table summarizes the Company's warrant activity for the nine months ended September 30, 2024:

		Weighted-
		Average
		Exercise
	Warrants	Price
Warrants Outstanding as of January 1, 2024	1,463,312	$6.17
Expired	(3,113)	$86.73
Warrants Outstanding as of September 30, 2024	1,460,199	$6.00

NOTE 18 – DISCONTINUED OPERATIONS

Southern California Retail Operations

On June 10, 2024, Unrivaled Brands, Inc. entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, for a total sale price of $24.84 million. The consideration includes $9.0 million in cash (the "Cash Consideration") and the assumption of PFC’s liabilities (“PFC’s Liabilities”) totaling $15.84 million. The Cash Consideration is in the form of $8.0 million paid in cash at closing and a $1.0 million secured promissory note to be paid over 12 months. Refer to "Note 12 – Notes Payable" for the settlement of debt with the Cash Consideration. Effective upon the closing of the transaction, the buyer assumed full operational and management control of the PFC business pursuant to a Management Services Agreement (the "MSA"), pending transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. The Company has continuing involvement in PFC as a result of the Trademark License Agreement in which the buyer shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option. During the three months ended June 30, 2024, the Company had cash inflows and outflows of nil from discontinued operations related to PFC after the disposal date. The Company recognized a gain on disposal of assets of $16.54 million related to the disposition during the nine months ended September 30, 2024.

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

The assets and liabilities related to People's First Choice LLC and The Spot were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS") upon classification as held for sale, resulting in an impairment expense of $0.12 million during the nine months ended September 30, 2024. The Company concluded that the disposal of People's First Choice LLC and the exit of The Spot, as reported under the cannabis retail segment, represented a strategic shift that will have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the entities were classified as discontinued operations. Revenue and expenses, gains or losses relating to the discontinuation of such operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

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

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Revenues	$—	$6,849	$8,531	$20,740
Cost of Goods Sold	—	3,381	3,840	10,170
Gross Profit	—	3,468	4,691	10,570

Selling, General & Administrative Expenses	36	2,657	3,827	6,993
Impairment of Assets	76	—	123	—
Gain on Disposal of Assets	—	—	(16,535)	—
Income (Loss) from Operations	(112)	811	17,276	3,577

Interest Expense	—	—	(1,143)	(917)
Other Income (Expense)	—	(302)	24	5
Income (Loss) from Discontinued Operations Before Provision for Income Taxes	(112)	509	16,157	2,665

Provision for Income Tax Benefit for Discontinued Operations	—	(309)	280	(842)
Net Income (Loss) from Discontinued Operations	$(112)	$200	$16,437	$1,823

Net Income from Discontinued Operations per Common Share - Basic	$(0.01)	$0.02	$1.79	$0.21
Net Income from Discontinued Operations per Common Share - Diluted	$(0.01)	$0.02	$1.79	$0.21

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

	(in thousands)
	September 30, 2024	December 31, 2023
Cash	$6	$446
Accounts Receivable, Net	—	550
Inventory	—	591
Prepaid Expenses & Other Assets	7	110
Property, Equipment and Leasehold Improvements, Net	103	676
Intangible Assets, Net	697	829
Goodwill	—	3,585
Other Assets	153	864
Assets Related to Discontinued Operations	$966	$7,651

Accounts Payable & Accrued Liabilities	$498	$5,915
Income Tax Payable	—	8,274
Long-Term Lease Liabilities	—	176
Liabilities Related to Discontinued Operations	$498	$14,365

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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Cannabis Retail	$4,283	$1,727	98.1%	111.5%	$9,793	$5,295	98.6%	93.0%
Cannabis Distribution	81	(178)	1.9%	(11.5)%	140	400	1.4%	7.0%
Total	$4,364	$1,549	100.0%	100.0%	$9,933	$5,695	100.0%	100.0%

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$4,283	$81	$—	$4,364	$1,727	$(178)	$—	$1,549
Cost of Goods Sold	1,974	(58)	—	1,916	1,056	(33)	—	1,023
Gross Profit	2,309	139	—	2,448	671	(145)	—	526
Gross Profit %	53.9%	171.6%			38.9%	81.5%

Selling, General & Administrative	2,563	111	1,615	4,289	1,521	185	3,207	4,913
(Gain) Loss on Disposal of Assets	32	—	327	359	1,541	—	(1)	1,540
Loss from Operations	(286)	28	(1,942)	(2,200)	(2,391)	(330)	(3,206)	(5,927)

Other Income (Expense):
Interest Expense	(207)	—	(458)	(665)	—	—	(944)	(944)
Change in Fair Value of Derivative Liability	—	—	(550)	(550)	—	—	—	—
Gain on Settlement of Liabilities	—	—	—	—	33	—	(33)	—
Income from Employer Retention Credit	—	—	(361)	(361)	—	—	1,232	1,232
Unrealized Loss on Investments	—	—	520	520	—	—	1,333	1,333
Other Income (Expense)	61	—	(1)	60	305	63	376	744
Total Other Income (Expense), Net	(146)	—	(850)	(996)	338	63	1,964	2,365

Income (Loss) Before Provision for Income Taxes	$(432)	$28	$(2,792)	$(3,196)	$(2,053)	$(267)	$(1,242)	$(3,562)

Total Assets	$26,388	$574	$11,716	$38,678	$14,925	$4,252	$17,354	$36,531

	(in thousands)
	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$9,793	$140	$—	$9,933	$5,295	$400	$—	$5,695
Cost of Goods Sold	4,815	280	—	5,095	2,759	217	—	2,976
Gross Profit	4,978	(140)	—	4,838	2,536	183	—	2,719
Gross Profit %	50.8%	(100.0)%			47.9%	45.8%

Selling, General & Administrative Expenses	6,490	229	8,120	14,839	2,625	522	10,988	14,135
Impairment Expense	—	—	1,709	1,709	—	—	—	—
(Gain) Loss on Disposal of Assets	206	(40)	327	493	1,541	—	66	1,607
Loss from Operations	(1,718)	(329)	(10,156)	(12,203)	(1,630)	(339)	(11,054)	(13,023)

Other Income (Expense):
Interest Expense	(556)	—	(1,236)	(1,792)	—	—	(1,238)	(1,238)
Gain on Extinguishment of Debt	—	—	15,182	15,182	—	—	3,026	3,026
Change in Fair Value of Derivative Liability	—	—	(680)	(680)	—	—	—	—
Gain (Loss) on Settlement of Liabilities	—	—	—	—	33	—	(33)	—
Income from Employer Retention Credit	—	—	—	—	—	—	1,232	1,232
Realized Loss on Investments	—	—	—	—	—	—	(61)	(61)
Unrealized Gain on Investments	—	—	167	167	—	—	1,333	1,333
Other Income	207	—	1	208	5	63	640	708
Total Other Income (Expense), Net	(349)	—	13,434	13,085	38	63	4,899	5,000

Income (Loss) Before Provision for Income Taxes	$(2,067)	$(329)	$3,278	$882	$(1,592)	$(276)	$(6,155)	$(8,023)

Total Assets	$26,388	$574	$11,716	$38,678	$14,925	$4,252	$17,354	$36,531

NOTE 20 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's board of directors.

Refer to “Note 12 – Notes Payable" for related party transactions and balances during the current period.

During the three and nine months ended September 30, 2024, the Company incurred a total of $0.60 million and $1.20 million in fees pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as subsequently amended, for executive level consulting and related business support services (the "Engagement"). Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million as compensation for Adnant’s continued services during the term of the Engagement. The Engagement, as amended, provides Adnant with the option to convert accrued and unpaid service fees into shares of common stock of the Company. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of common stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate. No shares were issued during the three and nine months ended September 30, 2024 under the Engagement.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s subsidiaries have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were two matters that required an accrual as of September 30, 2024.

Beginning November 6, 2024, the Company has filed automatic stays for all litigation where Unrivaled is a party. Refer to "Note 22 - Subsequent Events" for further information.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s California, LLC, the sellers of People's First Choice, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s California, LLC. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. On June 28, 2024, the Court denied an ex parte application by People’s California, LLC to enforce the settlement through an approximately $12.93 million judgment. Refer to "Note 12 – Notes Payable" for further details.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s California, LLC filed an action against certain current and former officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pending final documentation of the settlement agreement.

People's California, LLC v. Carrillo, et al - On July 26, 2024, People’s California, LLC filed an action against certain officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. Trial in this matter has not been scheduled.

People's California, LLC v. Carrillo, et al - On August 13, 2024, People’s California, LLC filed an action against certain individuals and companies in the Superior Court for the State of California, County of Orange, alleging claims for defamation-libel-per se, intentional interference with contractual relations, negligent interference with contractual relations, intentional interference with economic advantage, and civil conspiracy. The complaint does not state a specific claim for damages. Trial in this matter has not been scheduled.

1149 South LA Street Fashion District, LLC v. Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. On October 31, 2023, the Court granted the Plaintiff’s Application for Right to Attach Order in the amount of $0.50 million.  In doing so, the Court found that the Plaintiffs had demonstrated a probability that they would succeed on the merits of their claims. Trial for this matter is set for April 25, 2025. No additional accrual was required for this matter in the consolidated balance sheet as of  September 30, 2024.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. On May 28, 2024, a non-jury trial was held in which the Court found in favor of Greenlane and subsequently entered judgment against the Company in the amount of $1.85 million. Accordingly, the Company has accrued $1.85 million for this matter in the consolidated balance sheet as of September 30, 2024.

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

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024. Trial in this matter is set for January of 2025. The Company believes the likelihood of a loss contingency is probable. Accordingly, the Company has accrued $0.50 million for this matter in the consolidated balance sheet as of September 30, 2024.

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

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2024, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On October 25, 2024, the sale transaction of The Spot pursuant to the Stock Purchase Agreement dated April 11, 2024 was closed for a total consideration of approximately $0.60 million.

On October 31, 2024, Unrivaled Brands, Inc. issued a secured promissory note for a principal amount of $50,000 that accrues interest at a rate of 11% per annum and matures on December 31, 2024.

On November 5, 2024, the Company, through its wholly-owned subsidiary Unrivaled Brands, Inc., executed stock purchase agreements with VLPS, LLC (the "Buyer") pursuant to which Unrivaled sold all of the issued and outstanding shares of common stock of Black Oak Gallery and Blüm San Leandro for an aggregate purchase price of $2.06 million and $1.12 million, respectively. The purchase price shall be paid by the Buyer by the assumption of liabilities of Blüm Oakland and Blüm San Leandro.

On November 6, 2024, Unrivaled Brands, Inc. and Halladay Holding, LLC entered Chapter 11 protection. This filing is limited to Unrivaled and Halladay, meaning only their assets and liabilities are included in the Debtor-in-Possession estates. The value of the assets held by Unrivaled and Halladay is unknown but estimated to be approximately $6.0 million at the time of filing and the total value of the liabilities is approximately $35.0 million. The Company has filed automatic stays for all litigation where Unrivaled is a party. Blum Holdings, Inc., along with all other operations of the Company, remains unaffected by this filing and will continue its operations as usual outside of the Chapter 11 proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Blum Holdings, Inc. (“Blüm” or the “Company”) is for the three and nine months ended September 30, 2024. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on April 15, 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

Blum Holdings, Inc. (“Blüm” or the “Company”) is a cannabis company with retail and distribution operations throughout California, with an emphasis on providing the highest quality of medical and adult use cannabis products. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company currently owns dispensaries in California which operate as Blüm in Oakland and Blüm in San Leandro. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. As of September 30, 2024, the Company had 96 employees.

We are organized into two reportable segments:

•	Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•	Cannabis Distribution – Includes cannabis distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries in California.

Our corporate headquarters are located at 11516 Downey Avenue, Downey, California 90241 and our telephone number is (888) 909-5564. Our website address is www.blumholdings.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc’s OTCQB tier under the symbol “BLMH.”

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

Recent Developments

Management Service Agreement with Safe Accessible Solutions, Inc.

On May 1, 2024, the Company executed an amended and restated binding letter of intent to acquire 100% of the common stock of Safe Accessible Solutions, Inc. (“SAS”). The Stock Sale and Purchase Agreement is subject to close upon regulatory approval. Simultaneously, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc., executed a management services agreement to manage the operations of SAS, a retail dispensary located in Sacramento, California. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of SAS. Refer to "Note 9 – Business Combinations" of the consolidated financial statements for further information on the transaction.

On August 1, 2024, the Company amended the convertible promissory notes issued to the stockholders of SAS to reallocate the outstanding principal balance among the noteholders with the aggregate principal balance of $1.00 million remaining unchanged. In addition, one of the two convertible promissory notes was further amended wherein the interest rate was reduced to 6.0%, the aggregate monthly repayments were reduced by $3,467, and the maturity date was extended to May 1, 2028.

Advisory Agreement with Coastal Pine Holdings, Inc.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc., executed an agreement with Coastal Pine Holdings, Inc. (“Coastal”) to provide advisory and consulting services and related business support for the management of retail dispensaries throughout Northern California. The agreement includes an option to purchase all of the outstanding equity of Coastal. The sale of the equity of Coastal is subject to close upon regulatory approval. Refer to "Note 9 – Business Combinations" of the consolidated financial statements for further information on the transaction.

The transactions entered into on May 1, 2024, resulting in the consolidation of three dispensaries in Northern California, are referred to herein as the "Northern California Transactions".

Disposition of People's First Choice, LLC

On June 10, 2024, Unrivaled Brands, Inc. completed the sale of its membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, to Haven Nectar, LLC ("Haven Nectar"). As a result of the disposition, the cash consideration was paid to People's California, LLC ("People's") in settlement of the debt pursuant to the binding settlement term sheet between Unrivaled and People's entered into on March 6, 2024 (the "Settlement Term Sheet"). As a result of the sale and pursuant to the terms of the Settlement Term Sheet, the remaining debt to People's was settled, subject to any deficiencies as defined therein. Effective upon closing of the transaction, Haven Nectar assumed full operational and management control of the PFC business pursuant to a Management Services Agreement (the "MSA"), pending transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024.

The Spot Held for Sale

On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery. During the fiscal second quarter of 2024, the Company ceased operations at The Spot. On April 11, 2024, Unrivaled Brands, Inc. entered into a Stock Purchase Agreement to sell The Spot for a purchase price of $0.53 million to be paid in cash. The transaction closed on October 25, 2024.

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

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$4,364	$1,549	$2,815	181.7%	$9,933	$5,695	$4,238	74.4%
Cost of Goods Sold	1,916	1,023	893	87.3%	5,095	2,976	2,119	71.2%
Gross Profit	2,448	526	1,922	365.4%	4,838	2,719	2,119	77.9%
Gross Margin %	56.1%	34.0%	22.1%		48.7%	47.7%	1.0%

Operating Expenses:
Selling, General & Administrative	4,289	4,913	(624)	(12.7)%	14,839	14,135	704	5.0%
Impairment Expense	—	—	—	—%	1,709	—	1,709	100.0%
Loss on Disposal of Assets	359	1,540	(1,181)	(76.7)%	493	1,607	(1,114)	(69.3)%
Total Operating Expenses	4,648	6,453	(1,805)	(28.0)%	17,041	15,742	1,299	8.3%

Loss from Operations	(2,200)	(5,927)	3,727	(62.9)%	(12,203)	(13,023)	820	(6.3)%

Other Income (Expense), Net	(996)	2,365	(3,361)	(142.1)%	13,085	5,000	8,085	161.7%
Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,196)	(3,562)	366	(10.3)%	882	(8,023)	8,905	(111.0)%

Provision for Income Tax Expense for Continuing Operations	(431)	—	(431)	0.0%	(745)	—	(745)	0.0%
Net Income (Loss) from Continuing Operations	(3,627)	(3,562)	(65)	1.8%	137	(8,023)	8,160	(101.7)%

Net Income (Loss) from Discontinued Operations	(112)	200	(312)	(156.0)%	16,437	1,823	14,614	801.6%
Net Income (Loss)	(3,739)	(3,362)	(377)	11.2%	16,574	(6,200)	22,774	(367.3)%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	(395)	—	(395)	100.0%	(874)	—	(874)	100.0%

Net Income (Loss) Attributable to Blum Holdings, Inc.	$(3,344)	$(3,362)	$18	(0.5)%	$17,448	$(6,200)	$23,648	(381.4)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023 (Unaudited)

Revenue

Overall revenue for the three months ended September 30, 2024 was $4.36 million compared to $1.55 million for the three months ended September 30, 2023, an increase of $2.82 million or 181.7%. Revenue from continuing operations for the three months ended September 30, 2024 was composed of retail revenue of $4.28 million and distribution revenue of $0.08 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $1.73 million and distribution revenue of $0.18 million.

Retail revenue for the three months ended September 30, 2024 increased by $2.56 million or 148.0% compared to the same period in prior year primarily due to the Northern California Transactions on May 1, 2024 which contributed $2.93 million in revenue in the current period, which was offset by a decrease of $0.37 million in revenue from the Company's existing dispensaries in Northern California due to legal cannabis market conditions.

Distribution revenue for the three months ended September 30, 2024 increased by $0.26 million or 145.5% compared to the same period in the prior year. During fiscal year 2023, the Company began scaling down its wholesale distributions in California and focused primarily on distribution to its own retail dispensaries.

Gross Profit

Cost of goods sold for the three months ended September 30, 2024 was $1.92 million, an increase of $0.89 million or 87.3% compared to $1.02 million for the three months ended September 30, 2023. The increase in cost of goods sold was due to the Northern California Transactions on May 1, 2024 which contributed $1.33 million in cost of goods sold in the current period, offset by a decrease in cost of goods sold directly related to the decrease in revenue from the Company's existing dispensaries in Northern California as described above.

Gross profit from continuing operations for the three months ended September 30, 2024 was  $2.45 million compared to  $0.53 million for the three months ended September 30, 2023, an  increase of $1.92 million or 365.4%. The increase in gross profit was primarily impacted by the  increase in revenue as described above. The Company's overall gross margin increased for the three months ended September 30, 2024 to  56.1% as compared to 34.0% for the same period in the prior year primarily due to the decrease in promotion and marketing program revenue and the write-off of inventory in the prior year. Gross profit for on-going retail operations improved from  38.9% for the three months ended September 30, 2023   up to   53.9% for the three months ended  September 30, 2024  for the same reasons, in addition to the Company scaling back the number of discounts offered for the fiscal third quarter of 2024.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were $4.29 million compared to $4.91 million for the three months ended September 30, 2023, a decrease of $0.62 million or 12.7%. The decrease in selling, general and administrative expenses was primarily due to a decrease of $0.88 million in professional fees related to the A&R Engagement Letter dated June 30, 2023.

Operating Loss

The Company realized an operating loss from continuing operations of $2.2 million for the three months ended September 30, 2024 compared to $5.93 million for the three months ended September 30, 2023, a decrease of $3.73 million or 62.9%. The decrease in operating loss was primarily due to a loss on disposal of assets related to the write off of property and equipment of $1.54 million in the prior year, coupled with the increased gross profit and decrease in selling, general and administrative expenses as described above.

Other Income (Expense)

The Company recognized other expense of $1.0 million for the three months ended September 30, 2024 compared to other income of $2.37 million for the three months ended September 30, 2023. This was primarily due to income from employer retention credits of $1.23 million in the prior year, versus none in the current year, and a decrease of $0.81 million in unrealized gain on investment for the shares in Mystic Holdings, Inc. In addition, the Company recognized a change in fair value of derivative liability of $0.55 million in the current year related to the Put Option issued to Coastal Pines Group, versus no derivative liabilities in the prior year.

Discontinued Operations

Net loss from discontinued operations was $0.11 million for the three months ended September 30, 2024 compared to net income of $0.2 million for the comparative prior period, an decrease of $0.31 million or 156.0%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The decrease in net income from discontinued operations was due to the disposition of Blüm Santa Ana and the closure of The Spot during the fiscal second quarter of 2024.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023 (Unaudited)

Revenue

Overall revenue for the nine months ended September 30, 2024 was $9.93 million compared to $5.7 million for the nine months ended September 30, 2023, an increase of $4.24 million or 74.4%. Revenue from continuing operations for the nine months ended September 30, 2024 was composed of retail revenue of $9.79 million and distribution revenue of $0.14 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $5.3 million and distribution revenue of $0.4 million.

Retail revenue for the nine months ended September 30, 2024 increased by $4.5 million or 84.9% compared to the same period in prior year primarily due to the Northern California Transactions on May 1, 2024 which contributed $5.06 million in revenue in the current period, which was offset by a decrease of $0.56 million in revenue from the Company's existing dispensaries in Northern California due to legal cannabis market conditions.

Distribution revenue for the nine months ended September 30, 2024 decreased by $0.26 million or 65.0% compared to the same period in the prior year. During fiscal year 2023, the Company began scaling down its wholesale distributions in California and focused primarily on distribution to its own retail dispensaries.

Gross Profit

Cost of goods sold for the nine months ended September 30, 2024 was $5.1 million, an increase of $2.12 million or 71.2% compared to $2.98 million for the nine months ended September 30, 2023. The increase in cost of goods sold was primarily due to the Northern California Transactions on May 1, 2024 which contributed $2.39 million in cost of goods sold in the current period, offset by a decrease in cost of goods sold directly related to the decrease in revenue from the Company's existing dispensaries in Northern California as described above.

Gross profit from continuing operations for the nine months ended September 30, 2024 was $4.84 million compared to $2.72 million for the nine months ended September 30, 2023, an increase of $2.12 million or 77.9%. The increase in gross profit was primarily impacted by the increase in revenue as described above. The Company's overall gross margin increased for the nine months ended September 30, 2024 to 48.7% as compared to 47.7% for the same period in the prior year. Gross profit for on-going retail operations improved from 47.9% for the nine months ended September 30, 2023 to 50.8% for the nine months ended September 30, 2024 primarily due to the decrease in promotion and marketing program revenue and the write-off of inventory in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $14.84 million compared to $14.14 million for the nine months ended September 30, 2023, an increase of $0.7 million or 5.0%. This was primarily attributable to the Company's expanded retail operations resulting from the three additional dispensaries in Northern California, which contributed $2.73 million of expenses, offset by a decline in general spending as management continues to focus on reducing non-core expenditures.

Operating Loss

The Company realized an operating loss from continuing operations of $12.2 million for the nine months ended September 30, 2024 compared to $13.02 million for the nine months ended September 30, 2023, a decrease of $0.82 million or 6.3%. The decrease in operating loss was primarily due to an increase in gross profit of $2.12 million offset by a decrease of $1.11 million in loss on disposal of assets compared to prior year.

Other Income

Other income for the nine months ended September 30, 2024 was $13.09 million compared to $5.0 million for the nine months ended September 30, 2023, an increase of $8.09 million or 161.7%. This was primarily due to an increase of $12.16 million in gain on extinguishment of debt, as a result of the $15.18 million gain on extinguishment of debt resulting from the disposition of People's First Choice, LLC and pursuant to the terms of the Settlement Term Sheet dated March 6, 2023, that the remaining debt to People's is settled, subject to any deficiencies as defined therein. Refer to “Note 12 – Notes Payable” of the consolidated financial statements. This was offset by a decrease of $1.17 million in unrealized gain on investments for the shares in Mystic Holdings, Inc. and a decrease of $1.23 million in income from employee retention credit. In addition, the Company recognized a change in fair value of derivative liability of $0.68 million in the current year related to the Put Option issued to Coastal Pines Group, versus no derivative liabilities in the prior year.

Discontinued Operations

Net income from discontinued operations was $16.44 million for the nine months ended September 30, 2024 compared to $1.82 million for the comparative prior period, an increase of $14.61 million or 801.6%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The increase in net income from discontinued operations was primarily due to a gain on disposal of assets of $16.54 million recognized upon the sale of Blüm Santa Ana on June 10, 2024.

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal third quarter of 2024 compared to the fiscal second quarter of 2024:

	(in thousands)
	Three Months Ended
	September 30,	June 30,
	2024	2024	$ Change	% Change
Revenue	$4,364	$3,795	$569	15.0%
Cost of Goods Sold	1,916	2,203	(287)	(13.0)%
Gross Profit	2,448	1,592	856	53.8%
Gross Margin %	56.1%	41.9%	14.2%

Operating Expenses:
Selling, General & Administrative	4,289	6,331	(2,042)	(32.3)%
Impairment Expense	—	1,709	(1,709)	(100.0)%
Loss on Disposal of Assets	359	134	225	167.9%
Total Operating Expenses	4,648	8,174	(3,526)	(43.1)%

Loss from Operations	(2,200)	(6,582)	4,382	(66.6)%

Other Income (Expense), Net	(996)	13,976	(14,972)	(107.1)%
Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,196)	7,394	(10,590)	(143.2)%

Provision for Income Tax Expense for Continuing Operations	(431)	(262)	(169)	64.5%
Net Income (Loss) from Continuing Operations	(3,627)	7,132	(10,759)	(150.9)%

Net Income (Loss) from Discontinued Operations	(112)	16,232	(16,344)	(100.7)%
Net Income (Loss)	(3,739)	23,364	(27,103)	(116.0)%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	(395)	(479)	84	(17.5)%

Net Income (Loss) Attributable to Blum Holdings, Inc.	$(3,344)	$23,843	$(27,187)	(114.0)%

Revenue

Overall revenue for the three months ended September 30, 2024 was $4.36 million compared to $3.8 million for the three months ended June 30, 2024, an increase of $0.57 million or 15.0%. Revenue from continuing operations for the three months ended September 30, 2024 was composed of retail revenue of $4.28 million and distribution revenue of $0.08 million. This compared to the prior quarter ended June 30, 2024 in which revenue from continuing operations consisted of retail revenue of $3.76 million and distribution revenue of $0.04 million.

Retail revenue for the three months ended September 30, 2024 increased by $0.53 million or 14.0% compared to the consecutive prior quarter ended June 30, 2024. By September 30, 2024, management had implemented the Company's standard operating procedures for retail operations in the three additional Northern California dispensaries, which was consolidated as of May 1, 2024 and had operated under prior management's existing procedures for the fiscal second quarter of 2024.

Distribution revenue for the fiscal third quarter ended September 30, 2024 was generally consistent with the fiscal second quarter ended June 30, 2024.

Gross Profit

Cost of goods sold for the three months ended September 30, 2024 was $1.92 million, a decrease of $0.29 million or 13.0%, compared to $2.2 million for the three months ended June 30, 2024. The decrease in cost of goods sold was primarily due to an inventory adjustment of $0.28 million in the cannabis distribution segment during the prior quarter.

Gross profit from continuing operations for the three months ended September 30, 2024 was $2.45 million compared to $1.59 million for the three months ended June 30, 2024, an increase of $0.86 million or 53.8%. The increase in gross profit was directly impacted by the increase in revenue as described above. The Company's overall gross margin improved from the prior consecutive quarter at 56.1% compared to 41.9% for the three months ended June 30, 2024. The improvement was primarily due to the implementation of the Company's standard operating procedures for retail margins in the three additional Northern California dispensaries as of September 30, 2024, in addition to the inventory adjustment of $0.28 million in the cannabis distribution segment during the prior quarter. Similarly, gross profit for on-going retail operations increased to 53.9% for the three months ended September 30, 2024 compared to 49.5% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were $4.29 million compared to $6.33 million for the three months ended June 30, 2024. The quarter-over-quarter decrease of $2.04 million or 32.3% was primarily due to the recognition of $1.85 million loss on litigation as a result of the judgment against the Company by Greenlane Holdings, LLC during the prior consecutive quarter. Refer to "Note 21 - Commitments and Contingencies".

Operating Loss

The Company realized an operating loss from continuing operations of $2.2 million for the three months ended September 30, 2024 compared to $6.58 million for the three months ended June 30, 2024, a decrease of $4.38 million or 66.6%. The decrease in operating loss from the preceding quarter was primarily due to the decrease in selling, general and administrative expenses and an impairment loss on long-lived assets of $1.71 million recognized during the prior quarter, in addition to the increase in gross profit as described above.

Other Income (Expense)

The Company recognized other expense of $1.0 million for the three months ended September 30, 2024 compared to other income of $13.98 million for the three months ended June 30, 2024. This was primarily due to a gain on extinguishment of debt of $15.18 million recognized during the fiscal second quarter as a result of the disposition of People's First Choice, LLC, versus no such transactions in the consecutive prior quarter. In addition, the Company recognized an unrealized gain on investment of $0.52 million in the current period compared to an unrealized loss on investment of $0.77 million in the consecutive prior quarter.

Discontinued Operations

Net loss from discontinued operations was $0.11 million for the three months ended September 30, 2024 compared to net income from discontinued operations of $16.23 million for the consecutive prior quarter, an decrease of $16.34 million or 100.7%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The decrease in net income from discontinued operations was primarily due to a gain on disposal of assets of $16.54 million recognized upon the sale of Blüm Santa Ana on June 10, 2024.

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

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.54 million for the three months ended September 30, 2024 compared to $1.62 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the Company recorded non-GAAP Adjusted EBITDA Loss of $8.84 million and $10.98 million, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$(3,739)	$(3,362)	$16,574	$(6,200)
Less: Net (Income) Loss from Discontinued Operations, Net	112	(200)	(16,437)	(1,823)
Add (Deduct) Impact of:
Interest Expense	665	944	1,792	1,238
Provision for Income Tax Expense	431	—	745	—
Depreciation Expense	145	76	427	253
Amortization of Intangible Assets	52	—	85	—
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$(2,334)	$(2,542)	$3,186	$(6,532)

Non-GAAP Adjustments:
Stock-based Compensation Expense	382	2,182	382	2,182
Impairment of Assets	—	—	1,709	—
Severance Expense	23	—	60	—
Realized Loss on Sale of Investments	—	—	—	61
Unrealized Gain on Investments	(520)	(1,333)	(167)	(1,333)
Loss on Disposal of Assets	359	1,540	493	1,607
Gain on Settlement of Liabilities	—	(1,468)	—	(3,943)
Change in Fair Value of Derivative Liability	550	—	680	—
Gain on Extinguishment of Debt	—	—	(15,182)	(3,026)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(1,540)	$(1,621)	$(8,839)	$(10,984)

30

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

While we incurred pre-tax net income from continuing operations of $0.88 million for the nine months ended September 30, 2024, we incurred pre-tax net loss from continuing operations of $3.2 million for the three months ended September 30, 2024 and expect to experience further net losses in the foreseeable future. We have an accumulated deficit of $437.02 million and $454.18 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we had a working capital deficit of $48.32 million, including $1.03 million of cash compared to a working capital deficit of $57.86 million, including $0.42 million of cash, as of December 31, 2023. Current assets were approximately 0.07 times current liabilities as of September 30, 2024, compared to approximately 0.08 times current liabilities as of December 31, 2023.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $1.31 million compared to $0.48 million for the nine months ended September 30, 2023, an increase of $0.83 million, or 172.5%. The increase in cash used in operating activities was primarily due to income from employee retention credits of $1.23 million in the prior year, versus none in the current year. In May 2024, the Company expanded its retail operations through the addition of three dispensaries in Northern California, which contributed to a total increase in gross profit of $2.12 million. Since August 2022, management has implemented a turnaround plan to stabilize operations and position the Company for profitability. During the nine months ended September 30, 2024, management took decisive action by reducing its presence in Southern California to alleviate financial strains from the related debt and allow the Company to redirect resources, enabling better allocation of capital. In May 2024, the Northern California Transactions presented new revenue opportunities and redefined the Company’s market presence. This strategic expansion is expected to enhance operating cash flow by tapping into a growing customer base and leveraging synergies with existing operations. Together, these initiatives align with management’s goal of optimizing cash flow and ensuring sustainable growth. Management anticipates improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 was $2.34 million compared to $0.62 million for the nine months ended September 30, 2023, an increase of $1.71 million, or 274.5%. The increase in cash provided by investing activities was primarily due to the cash received upon the sale of equity interests in a cultivation business in the amount of $1.30 million in January 2024, compared to proceeds from investments and notes receivable of $0.78 million in the prior year. In addition, during the fiscal second quarter of 2024, the Company acquired $0.96 million in cash from Coastal Pines Group as part of the transactions on May 1, 2024.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024 was $0.42 million compared to cash provided by financing activities of $0.84 million for the nine months ended September 30, 2023, a decrease of $1.26 million, or 149.9%. The decrease in cash provided by financing activities as compared to the prior year was primarily due to the January 2023 Private Placement of Series V Preferred Stock which provided cash proceeds of $1.97 million, versus no such transactions in the current year.

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

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of September 30, 2024.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024 based on such criteria due to material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 21 – Commitments and Contingencies” for further information about litigation and claims.

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

UNRIVALED BRANDS, INC.

Date: November 12, 2024	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)