Form 10-K
period 2024-12-31
BLUM HOLDINGS, INC.
filed 2025-03-13
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56626

BLUM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-3735199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11516 Downey Avenue,

Downey, California90241

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC Market Group Inc.’s OTCQB tier, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers are affiliates), was $5,000,365.

As of March 10, 2025, there were 13,553,473 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

None

BLUM HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED December 31, 2024

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (the “Report”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

References in this document to “we,” “us,” “our,” “the Company,” or “Blüm” are intended to mean Blum Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Effective January 12, 2024, Unrivaled Brands, Inc., a Nevada corporation and the Company’s predecessor (“Unrivaled”), completed a reverse stock split of its Common Stock at a 1-for-100 ratio (the “Reverse Stock Split”). Accordingly, all share and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect this Reverse Stock Split and adjustment of the preferred stock conversion ratios.

Company Overview

Blum Holdings, Inc. is a holding company with the following subsidiaries:

•	Blum Management Holdings, Inc., a Delaware corporation
•	Safe Accessible Solutions, Inc., a California corporation
•	Coastal Pine Holdings, Inc., a Wyoming corporation
•	Westcoast Management Holdings, Inc., a Wyoming corporation
•	Blum A2, Inc., a Delaware corporation

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

Our Business

Blüm is a publicly traded holding company with operations throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California.

The Company was originally incorporated as “Private Secretary, Inc.” on July 22, 2008 in the State of Nevada. On January 27, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to “Terra Tech Corp.” Effective July 7, 2021, the Company changed its corporate name from “Terra Tech Corp.” to “Unrivaled Brands, Inc.” in connection with the Company’s acquisition of UMBRLA, Inc. Effective January 12, 2024, Unrivaled completed a corporate reorganization (the “Reorganization”), which resulted in the Company becoming the publicly-traded parent company of Unrivaled. After the Reorganization, the Company continues to engage in the business conducted by it prior to the Reorganization, and all of its contractual, employment and other business relationships have generally continued unaffected by the Reorganization.

Chapter 11 Filing by Unrivaled Brands, Inc. and Halladay Holding, LLC

On November 6, 2024, Unrivaled and Halladay Holding, LLC ("Halladay Holding," and together with Unrivaled, each a “Debtor” and collectively, the “Debtors”) voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (“Bankruptcy Court”) following insolvency and litigation by People’s California, LLC (“People's”). The Chapter 11 filing is limited to Unrivaled and Halladay Holding, meaning only their assets and liabilities are included in the debtors-in-possession estates. The Company, along with all other operations of the Company, are not included in the bankruptcy proceeding and continue operating in the ordinary course of business.

As a result of the Chapter 11 filing, the Debtors are now subject to review and oversight by the Bankruptcy Court. The Debtors jointly filed a liquidating plan on February 4, 2025, and a disclosure statement describing the plan. While the plan and related documents are available on the public docket, the Bankruptcy Court has not approved the disclosure statement as containing adequate information about the plan, nor has the Bankruptcy Court confirmed the plan. On February 12, 2025, Unrivaled and Halladay Holding reached a settlement with People's in an in-person judicial settlement conference, which is in the process of being documented and submitted to the Bankruptcy Court for approval, pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

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

Human Capital Resources

As of December 31, 2024, the Company employed 76 individuals, with 38 full-time employees and 38 part-time employees. We embrace diversity as part of our culture. Our workforce is key to the success of our operations, and we strive to provide a supportive, safe, and inclusive environment. In a rapidly evolving industry, it is imperative that we attract, develop and retain top talent on an ongoing basis, with meaningful compensation and opportunities for career growth.

Recent Developments

Refer to “Fiscal Year 2024 Highlights” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The risks and uncertainties regarding the future of our business due to regulatory uncertainty, combined with our historical lack of profitability, have raised substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Marijuana Industry Overview

As of December 2024, there are a total of 39 states, plus the District of Columbia, that have passed legislation related to medicinal cannabis. Of these states, 24, plus the District of Columbia, have legalized recreational cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”). The CSA classifies cannabis as a Schedule I controlled substance, which is viewed as having a high potential for abuse and has no currently-acceptable use for medical treatment.

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

Our Marijuana Dispensaries and Distribution Operations

Blüm Oakland

On April 1, 2016, we acquired Black Oak Gallery, a California corporation (“Blüm Oakland”), which operates a medical and adult use marijuana dispensary in Oakland, California under the name “Blüm.” Blüm opened its retail storefront in Oakland, California in November 2012. Blüm Oakland sells a combination of our own cultivated products as well as high quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, Blüm Oakland sells the following: (i) edibles, which include cannabis-infused baked goods, chocolates, and candies, (ii) cannabis-infused topical products, such as lotions, massage oils and balms, (iii) clones of marijuana plants, and (iv) numerous kinds of cannabis concentrates, such as hash, shatter and wax. Blüm Oakland’s location consists of a retail dispensary storefront, a distribution area and a gated 20-car capacity parking lot with armed security.

On November 5, 2024, Unrivaled executed a stock purchase agreement with VLPS, LLC ("VLPS") pursuant to which Unrivaled sold all of the issued and outstanding shares of common stock of Blüm Oakland to VLPS for an aggregate purchase price of approximately $2.06 million. The purchase price was paid by VLPS by the assumption of liabilities of Blüm Oakland.

Blüm San Leandro

We incorporated Blüm San Leandro, a California corporation (“Blüm San Leandro”), on October 14, 2016, which is a medical and adult use marijuana dispensary and delivery service in San Leandro, California, originally operating under the name “Silverstreak.” Blüm San Leandro has received the necessary governmental approvals and permitting to operate a medical and adult use marijuana dispensary as well as a distribution facility in San Leandro, California. The San Leandro dispensary opened on January 11, 2019. In June 2022, the San Leandro dispensary was temporarily closed. The dispensary was later reopened under new management in December 2022 under the name “Blüm.”

On November 5, 2024, Unrivaled executed a stock purchase agreement with VLPS pursuant to which Unrivaled sold all of the issued and outstanding shares of common stock of Blüm San Leandro to VLPS for an aggregate purchase price of approximately $1.12 million. The purchase price was paid by VLPS by the assumption of liabilities of Blüm San Leandro.

Blüm Santa Ana

On November 22, 2021, the Company acquired People’s First Choice, LLC, a California limited liability company (“PFC”), which owns and operates one of the most successful dispensaries in Orange County, California, regularly servicing upwards of 800 customers each day. In December 2023, the dispensary was renamed to Blüm Santa Ana. The Company has entered into agreements to acquire and operate additional People's dispensaries in Riverside, California and Costa Mesa, California.

On June 10, 2024, Unrivaled completed the sale of Blüm Santa Ana to Haven Nectar, LLC (“Haven Nectar”). As a result of the disposition, the cash consideration was paid to People's in settlement of the debt pursuant to the binding settlement term sheet between Unrivaled and People's entered into on March 6, 2024 (the "Settlement Term Sheet"). As a result of the sale and pursuant to the terms of the Settlement Term Sheet, the remaining debt owed to People's was settled, subject to any deficiencies as defined therein. Effective upon closing of the transaction, Haven Nectar assumed full operational and management control of the PFC business pursuant to a management services agreement until transfer of the cannabis licenses.

The Spot

On July 1, 2021, the Company acquired UMBRLA, Inc. which operated The Spot dispensary in Santa Ana, California and owned the Korova brand intellectual property. The Spot sells a combination of high-quality name-brand products from outside suppliers. In addition to multiple grades of medical and adult use marijuana, The Spot sells the following: (i) edibles, which include cannabis-infused baked goods, chocolates, and candies, (ii) cannabis-infused topical products, such as lotions, massage oils and balms, and (iii) numerous kinds of cannabis concentrates, such as hash, shatter, and wax.

On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery. On October 25, 2024, Unrivaled completed the sale of The Spot for a sales price of approximately $0.60 million.

Northern California Dispensaries

On May 1, 2024, the Company executed a management services agreement to manage the operations of Safe Accessible Solutions, Inc. (“SAS”), which operates as Cookies Sacramento. Cookies Sacramento is a premium cannabis dispensary in Sacramento, California, offering a wide selection of high-quality strains, edibles, and accessories. Known for its connection to the iconic Cookies brand, it provides a modern, upscale shopping experience with expert staff and a focus on customer education.

On May 1, 2024, the Company executed an agreement with Coastal Pine Holdings, Inc. (“Coastal”) to provide advisory and consulting services and related business support for the management of retail dispensaries throughout Northern California. As of December 31, 2024, Coastal operates two licensed retail dispensaries in Northern California.

Distribution Operations

Our branded products, Korova, are manufactured and distributed by licensed third-party distributors to dispensaries in California.

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

•	The scientific community has not yet extensively studied the long-term health effects of the use of vaporizer products.
•	If product liability lawsuits are brought against us, we will incur substantial liabilities.
•	Unionization of employees could have a material adverse impact on our business.
•	Competition from synthetic production and technological advances could adversely impact our profitability.
•	There are risks inherent in an agricultural business.
•	We may suffer from unfavorable publicity or consumer perception.
•	Our independent registered public accounting firm's report for the year ended December 31, 2024 is qualified as to our ability to continue as a going concern.
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

•	The Company’s subsidiaries, Unrivaled Brands, Inc. and Halladay Holding, LLC, have filed a petition under Chapter 11 of the Bankruptcy Code. Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Risks Related to an Investment in Our Securities

•	We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.
•	Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.
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

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow

For the year ended December 31, 2024, we incurred a net income of $33.1 million and, as of that date, we had an accumulated deficit of $421.08 million. We have incurred significant losses in prior periods. For the year ended December 31, 2023, we incurred a net loss of $14.13 million and, as of that date, we had an accumulated deficit of $454.18 million. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

As of December 31, 2024, we had $1.04 million of cash and cash equivalents. We maintain our cash and cash equivalents with high quality, accredited financial institutions. However, some of these accounts at times exceed federally insured limits, and, while we believe that we are not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

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

Individual state and local laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2024, 24 states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Our board of directors (the “Board” or “Board of Directors”) is not currently comprised of a majority of independent directors. We may in the future desire to list our Common Stock on The New York Stock Exchange (“NYSE”) or The NASDAQ Stock Market (“NASDAQ”), both of which require that a majority of our board be comprised of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry, and as a result we may be delayed or prevented from listing our Common Stock on the NYSE or NASDAQ.

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

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we have had difficulty obtaining insurance because we operate in the marijuana industry. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. Our business interruption insurance may not cover all risk exposures. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

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

The State of California imposes excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. As of December 31, 2024, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

While none of our employees are currently unionized, employees at the recently divested Blüm Oakland and Blüm San Leandro were previously unionized. If employees at our other dispensaries were to become unionized, our relationship with our employees could be adversely affected. Unionization of our employees could have a material adverse impact on our operating costs and financial condition and could force us to raise prices on our products or curtail operations.

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

Our independent registered public accounting firm's report for the year ended December 31, 2024 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2024, our independent registered public accounting firm included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

The Company’s subsidiaries, Unrivaled Brands, Inc. and Halladay Holding, LLC, have filed a petition under Chapter 11 of the Bankruptcy Code. Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

On November 6, 2024 (the “Petition Date”), Unrivaled and Halladay Holding voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Central District of California, Los Angeles Division, bearing case numbers 2:24-bk-19127-BB and 2:24-bk-19128-BB (the “Bankruptcy Cases”), following insolvency and litigation by People’s California, LLC. The Chapter 11 filing is limited to Unrivaled and Halladay Holding, meaning only their assets and liabilities are included in the Debtors-in-Possession estates. Blum Holdings, Inc., along with all other operations of the Company are not included in the bankruptcy proceeding and continue operating in the ordinary course of business. Unrivaled and Halladay Holding’s ultimate goal in its Bankruptcy Cases is to confirm a liquidating plan that creates a liquidating trust for the payment of creditors. Unrivaled and Halladay Holding have been deconsolidated from the Company’s financial statements since the Petition Date.

The Debtors jointly filed a liquidating plan on February 4, 2025, and a disclosure statement describing the plan. While the plan and related documents are available on the public docket, the Bankruptcy Court has not approved the disclosure statement as containing adequate information about the plan, nor has the Bankruptcy Court confirmed the plan.

Several risks and uncertainties related to the Bankruptcy Cases could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the value of Unrivaled and Halladay Holding, as deconsolidated, reflected in the Company’s financial statements and the costs of the Chapter 11 proceedings and the possibility that Unrivaled and Halladay Holding will be unsuccessful in achieving the results sought through the Chapter 11 Bankruptcy Cases.

For a further discussion of the Bankruptcy Cases, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements, included in this Report.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

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

Our voting control is concentrated.

Our Chief Executive Officer controls a significant amount of the voting power of our capital stock due to (i) his beneficial ownership of approximately 44% of the outstanding Common Stock, (ii) his ownership of approximately 25% of the Company’s outstanding Series V Preferred Stock, which vote in a number equal to two times the number of shares of the Common Stock into which such shares of Series V Preferred Stock are then convertible, and (iii) the fact that he has voting power over an additional approximately 75% of the Series V Preferred Stock owned by others due to such other owners executing Voting Agreements which provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo potentially has the ability to control the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of our assets. Certain other of our executive officers and directors own, in the aggregate, approximately 4% of the outstanding shares of Common Stock and approximately 8% of the outstanding shares of Series V Preferred Stock.

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

Our Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") and amended and restated bylaws ("Bylaws") provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporate Law (“DGCL”), our Bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

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

•

we will not be obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board of Directors;

•

the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 990,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, with a par value of $0.001 per share. As of March 10, 2025, we had 13,553,473 shares of Common Stock outstanding, 14,071,431 shares of Series V Preferred Stock outstanding, and no shares of Series N Preferred Stock outstanding. We may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of Common Stock or securities convertible into our Common Stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of Common Stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our Certificate of Incorporation and our Bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	authorizing our Board of Directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the DGCL govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our Board.

These and other provisions in our Certificate of Incorporation and our Bylaws and under Delaware law, together with the voting control possessed by our Chief Executive Officer, could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our Common Stock and result in the market price of our Common Stock being lower than it would be without these provisions.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board of Directors, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Certificate of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

As of December 31, 2024, we had goodwill of $17.12 million and other intangible assets of $2.95 million, which represented 81% of our total assets. As of December 31, 2023, we had goodwill of $0.0 million and other intangible assets of $0.53 million, which represented 2% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

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

Governance

Under our enterprise risk management initiative, our Board of Directors and the Audit Committee engage in regular discussions with our senior management team, including the Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, to manage cybersecurity threats. The Board and Audit Committee are promptly briefed on any cybersecurity incident surpassing predetermined reporting thresholds, receiving continuous updates until resolution.

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

For the fiscal year ending December 31, 2024, no cybersecurity threats were identified that significantly impacted or are expected to significantly impact our business strategy, financial performance, or financial position. However, despite the robust capabilities, processes, and security measures in place, there exists the possibility of undetected vulnerabilities or misjudged risks. While our preventive measures aim to mitigate cybersecurity incidents, absolute security cannot be guaranteed, necessitating ongoing vigilance and adaptability in addressing potential risks.

ITEM 2. PROPERTIES

A summary of the offices and properties that we lease or own are presented in the table below. Each of our facilities is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations.

				Base	Lease	Lease
		Reporting	Own or	Monthly	Begin	End
Purpose	Location	Segment	Lease	Rent	Date	Date

Dispensary (Cookies Sacramento)	Sacramento, CA	Retail	Lease	$ 15,636	6/1/2019	5/31/2029
Dispensary (Coastal Pines Group)	Northern CA	Retail	Lease	$ 12,381	8/1/2022	7/31/2027
Dispensary (Coastal Pines Group)	Northern CA	Retail	Lease	$ 7,500	1/1/2020	12/31/2025
Corporate Headquarters	Downey, CA	Corporate	Lease	$ 9,323	2/1/2023	5/31/2025

ITEM 3. LEGAL PROCEEDINGS

See "Note 26 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “BLMH.” Prior to February 12, 2024, our Common Stock was quoted on the OTCQB under the symbol “UNRV.” On March 10, 2025, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our Common Stock was $1.00.

Holders

As of March 10, 2025, there were 13,553,473 shares of Common Stock issued and outstanding (excluding shares of Common Stock issuable upon conversion of all of our warrants and options) held by approximately 300 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

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

Recent Sales of Unregistered Securities

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's former Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer. Pursuant to the Securities Purchase Agreement ("SPA"), the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of our Common Stock on December 30, 2022 on an as-converted-to-common stock-basis of one-tenth (1/10th) of a share of Common Stock for each one share of Series V Preferred Stock or $1.40 per share of Common Stock and (ii) 703,572 warrants to purchase up to 703,572 of Common Stock with an exercise price of $2.80 or equivalent to two times the as-converted-to-common stock purchase price of $1.40. The Company received total gross proceeds of $1.97 million from the private placement transaction. On December 30, 2024, the Board of Directors amended the Series V Preferred Stock wherein the conversion ratio of each share of Series V Preferred Stock was increased to one-third (1/3rd) of a share of Common Stock and the automatic conversion was extended to the fourth anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued.

During the year ended December 31, 2023, the Company issued 961,783 shares of Common Stock to Adnant, LLC ("Adnant") under the performance bonus award pursuant to the Original Adnant Letter (hereinafter defined) dated August 12, 2022 and the A&R Engagement Letter (hereinafter defined) dated June 30, 2023.

During the year ended December 31, 2023, the Company issued 759,403 shares of Common Stock to Brick City Productions, Inc. pursuant to the Management Services Agreement dated December 28, 2022.

On May 1, 2024, the Company issued 749,097 shares of Common Stock to the shareholders of SAS as partial consideration for the Company’s acquisition of SAS, pursuant to the Amended and Restated Binding Letter of Intent with SAS.

On May 1, 2024, the Company issued 496,712 shares of Common Stock to the shareholders of Coastal as a partial deposit towards the Company’s acquisition of Coastal, pursuant to the Advisory and Consulting Engagement Letter with Coastal.

On December 30, 2024, the warrants issued pursuant to the 2022 Private Placement were amended to (i) increase the number of shares of Common Stock issuable on exercise thereof to 2,345,238 shares, (ii) decrease the exercise price to $0.46 per share, and (iii) extend the expiration date to December 31, 2027.

On December 31, 2024, the Company issued 3,808,559 shares of Common Stock to Adnant, a related party, as repayment of accounts payable and settlement of the performance bonus award pursuant to the Original Adnant Letter dated August 12, 2022, the A&R Engagement Letter dated June 30, 2023, and the Second A&R Engagement Letter (hereinafter defined) dated January 1, 2025.

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

COMPANY OVERVIEW

Our Business

Blüm is a publicly traded holding company with operations throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024.  In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. As of December 31, 2024, the Company had 76 employees.

We are organized into two reportable segments:

• Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery

• Cannabis Distribution – Includes cannabis distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries in California.

Our corporate headquarters are located at 11516 Downey Avenue, Downey, California, 90241 and our telephone number is (888) 909-5564. Our website address is as follows: www.blumholdings.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-K. Our Common Stock, par value $0.001, is quoted on the OTC Markets Group, Inc’s OTCQB tier under the symbol “BLMH.”

Corporate Reorganization

On January 12, 2024, Unrivaled Brands, Inc., referred to herein as Unrivaled, completed the Reorganization pursuant to a Reorganization Agreement (the “Reorganization Agreement”), by and among Unrivaled, the Company, and Blum Merger Sub, Inc., a Nevada corporation ("Merger Sub"). The Reorganization Agreement provided for the merger of Merger Sub with and into Unrivaled, with Unrivaled surviving the merger as a wholly-owned subsidiary of Blüm. The Reorganization Agreement was approved and adopted by the stockholders of Unrivaled at its annual meeting of stockholders held on December 5, 2023.

Immediately prior to the completion of the Reorganization, on January 12, 2024, Unrivaled implemented a reverse stock split of its Common Stock at a 1-for-100 ratio, which is referred to in this Report as the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in this Report have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split and adjustment of the preferred stock conversion ratios.

Pursuant to the Reorganization, each share of Unrivaled’s Common Stock outstanding immediately prior to the effective time (and immediately following the Reverse Stock Split), was converted automatically on a one-for-one basis into shares of Blüm Common Stock, and each share of Unrivaled’s preferred stock outstanding immediately prior to the effective time (and immediately following the Reverse Stock Split) was converted automatically on a one-for-one basis into shares of Blüm’s respective classes of preferred stock. On February 12, 2024, the Company began trading as "BLMH" on the OTCQB.

Fiscal Year 2024 Highlights

Management Service Agreement with Safe Accessible Solutions, Inc.

On May 1, 2024, the Company executed an amended and restated binding letter of intent to acquire 100% of the common stock of SAS. The transaction is expected to close upon receipt of regulatory approvals. Simultaneously, the Company, through its wholly-owned subsidiary Blum Management Holdings, Inc. (“Blum Management”), executed a management services agreement pursuant to which Blum Management will manage the operations of SAS at its retail dispensary located in Sacramento, California. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of SAS.

On August 1, 2024, the Company amended the convertible promissory notes issued to the stockholders of SAS as partial consideration for the SAS acquisition to reallocate the outstanding principal balance among the noteholders with the aggregate principal balance of $1.00 million remaining unchanged. In addition, one of the two convertible promissory notes was further amended wherein the interest rate was reduced to 6.0%, the aggregate monthly repayments were reduced by $3,467, and the maturity date was extended to May 1, 2028.

Advisory Agreement with Coastal Pine Holdings, Inc.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management, executed an agreement with Coastal to provide advisory and consulting services and related business support for the management of retail dispensaries throughout Northern California. Coastal operates two licensed retail dispensaries in Northern California. The agreement includes an option to purchase all of the outstanding equity of Coastal. The sale of the equity of Coastal is subject to close upon regulatory approval.

The transactions entered into on May 1, 2024, resulting in the consolidation of three dispensaries in Northern California, are referred to herein as the "Northern California Transactions." Refer to "Note 10 – Business Combinations" of the consolidated financial statements for further information on the Northern California Transactions.

Disposition of People's First Choice, LLC

On June 10, 2024, Unrivaled completed the sale of its membership interests in PFC, which operates as Blüm Santa Ana, to Haven Nectar. As a result of the disposition, the cash consideration was paid to People’s in settlement of the debt pursuant to the binding Settlement Term Sheet entered into and effective as of March 6, 2024. As a result of the sale and pursuant to the terms of the Settlement Term Sheet, the remaining debt to People's was settled, subject to any deficiencies as defined therein. Effective upon closing of the transaction, Haven Nectar assumed full operational and management control of the PFC business pursuant to the MSA, until transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. Refer to "Note 21 – Discontinued Operations" of the consolidated financial statements for further information on PFC.

Sale of The Spot

On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery. During the fiscal second quarter of 2024, the Company ceased operations at The Spot. On April 11, 2024, Unrivaled entered into a Stock Purchase Agreement to sell The Spot for a purchase price of $0.53 million to be paid in cash. The transaction closed on October 25, 2024.

All assets and liabilities allocable to People's and The Spot are classified as discontinued operations in the consolidated balance sheets for all periods presented. Discontinued operations are presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. In accordance with ASC 205, all comparative prior period amounts in the consolidated financial statements as of December 31, 2023 have been recast to exclude People's and The Spot from continuing operations.

Sale of Blüm Oakland and Blüm San Leandro

On November 5, 2024, the Company, through Unrivaled, executed stock purchase agreements with VLPS pursuant to which Unrivaled sold all of the issued and outstanding shares of common stock of Blüm Oakland and Blüm San Leandro for a purchase price of $2.06 million and $1.12 million, respectively. The purchase price was paid by VLPS by the assumption of liabilities of Blüm Oakland and Blüm San Leandro. Refer to "Note 22 – Dispositions" of the consolidated financial statements.

Chapter 11 Bankruptcy Petition

On November 6, 2024, referred to in this Report as the Petition Date, Unrivaled and Halladay Holding (sometimes referred to herein collectively as the “Debtors,” and individually as a “Debtor”), voluntarily filed for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, bearing case numbers 2:24-bk-19127-BB and 2:24-bk-19128-BB, which we refer to in this report as the Bankruptcy Cases. The Debtors voluntarily filed for relief under Chapter 11 of the Bankruptcy Code following insolvency and litigation by People’s. The Chapter 11 filing is limited to Unrivaled and Halladay Holding, meaning only their assets and liabilities are included in the Debtors-in-Possession estates. The Company, along with all other operations of the Company are not included in the bankruptcy proceeding and continue operating in the ordinary course of business.

As a result of the Chapter 11 filing, the Debtors are now subject to review and oversight by the Bankruptcy Court. As a result, the Company no longer has exclusive control over the Debtors’ activities during the Chapter 11 proceedings. Therefore, all assets and liabilities related to the Debtors were deconsolidated as of the Petition Date. Prior to the Chapter 11 filing, the Company issued a guarantee on behalf of the Debtors for accounts payable totaling $6.96 million, which was recorded at fair value. The Company recognized a gain upon deconsolidation of $20.79 million which is reflected in "(Gain) Loss on Disposal of Assets" on the consolidated statement of operations for the year ended December 31, 2024.

The Debtors jointly filed a liquidating plan on February 4, 2025, and a disclosure statement describing the plan. While the plan and related documents are available on the public docket, the Bankruptcy Court has not approved the disclosure statement as containing adequate information about the plan, nor has the Bankruptcy Court confirmed the plan. On February 12, 2025, Unrivaled and Halladay Holding reached a settlement with People's in an in-person judicial settlement conference, which is in the process of being documented and submitted to the Bankruptcy Court for approval, pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

Unsecured Note Financing

On November 12, 2024, the Company issued an unsecured promissory note in the principal amount of $0.40 million (the "Original Note") to a third-party investor. The Original Note was set to mature on May 12, 2026, and incurred no interest except upon default, at a rate of 10.0% per annum plus a 5.0% late charge. The Company was permitted to prepay the Original Note at any time without penalty. The Original Note was convertible at the lender's election into a convertible promissory note, simple agreement for future equity, or similarly situated document that includes terms typical for transactions of such a nature and scope and that shall include (i) a 15% discount to future qualified financings, (ii) warrant coverage as negotiated by the parties, and (iii) other reasonable representations and warranties and terms and conditions.

On December 31, 2024, the Company amended and restated the Original Note in its entirety (as amended and restated, the “A&R Note”) wherein the principal amount was increased to $0.80 million and the maturity date was extended to December 30, 2026. The A&R Note is convertible at the lender’s election into a convertible promissory note that will include (i) an automatic conversion into the shares of the Company’s Common Stock issued by the Company in its next bona fide equity financing with proceeds of at least $10.00 million, or such lesser amount as approved by lender, at a conversion price equal to the lesser of (x) 85% of the lowest price per share paid by the cash investors in such qualifying financing and (y) the price represented by a $30.00 million pre-money valuation of the Company. In connection with A&R Note, the Company issued to the lender a warrant to purchase up to 117,647 shares of its Common Stock at an exercise price of $0.17 per share and a warrant to purchase up to 37,736 shares of its Common Stock at an exercise price of $0.53 per share. Refer to "Note 13 – Notes Payable" of the consolidated financial statements for further information.

Management Changes

Effective December 2, 2024, James Miller retired from his position as Chief Operating Officer. The Company has not appointed a new Chief Operating Officer and transitioned his duties internally to other members of management. Mr. Miller continues to serve as a director on the Company’s Board of Directors.

For material transactions with related parties during fiscal year 2024, see Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 25 to the Consolidated Financial Statements, included in this Report.

Outlook

The Company will continue to focus on its performing assets and seek out additional opportunities, particularly California based assets. In particular, the Company continues to emphasize on business fundamentals including a robust, curated and diverse product offering, improving inventory turn and vendor management to continue to optimize gross margins, effective marketing strategies focused on driving loyalty, creating dynamic websites that provide a seamless brand experience, reactivation of lapsed customers, and new customer acquisitions while continuing to deliver positive ROIs. The Company remains excited as it embarks on reinvigorating the Korova brand. This outlook is based on several management assumptions that are largely outside the control of the Company, including the continued overall down trending market conditions and highly promotional competitive landscape in our key markets. With a disciplined approach to analyzing retail performance and customer relationship management, a management team with extensive retail and cannabis industry and capital markets experience, deep relationships in the industry, and a commitment to investing in its team and, specifically, its company culture, the Company is encouraged that it will emerge from its restructuring efforts as an effective cannabis company. We will continue to seek further opportunities to expand profitability and maximize returns for its shareholders.

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the three months and year ended December 31, 2024 and 2023:

	Unaudited (in thousands)				(in thousands)
	Three Months Ended December 31,				Year Ended December 31,
	2024	2023 (1)	$ Change	% Change	2024	2023 (1)	$ Change	% Change

Revenue	$3,057	$2,061	$996	48.3%	$12,990	$7,756	$5,234	67.5%
Cost of Goods Sold	1,687	972	715	73.6%	6,782	3,948	2,834	71.8%
Gross Profit	1,370	1,089	281	25.8%	6,208	3,808	2,400	63.0%
Gross Margin %	44.8%	52.8%	(8.0)%		47.8%	49.1%	(1.3)%

Operating Expenses (Income):
Selling, General and Administrative Expenses	3,717	6,867	(3,150)	(45.9)%	18,556	21,002	(2,446)	(11.6)%
Impairment Expense	—	—	—	—%	1,709	—	1,709	100.0%
(Gain) Loss on Disposal of Assets	(19,932)	—	(19,932)	100.0%	(19,439)	1,607	(21,046)	(1309.6)%
Total Operating Expenses (Income)	(16,215)	6,867	(23,082)	(336.1)%	826	22,609	(21,783)	(96.3)%

Income (Loss) from Operations	17,585	(5,778)	23,363	(404.3)%	5,382	(18,801)	24,183	(128.6)%
Other Income (Expense)	10	691	(681)	(98.6)%	12,928	5,691	7,237	127.2%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	17,595	(5,087)	22,682	(445.9)%	18,310	(13,110)	31,420	(239.7)%
Provision for Income Tax Expense for Continuing Operations	(672)	(576)	(96)	16.7%	(1,417)	(576)	(841)	146.0%

Net Income (Loss) from Continuing Operations	16,923	(5,663)	22,586	(398.8)%	16,893	(13,686)	30,579	(223.4)%
Net Income (Loss) from Discontinued Operations	(232)	(2,267)	2,035	(89.8)%	16,205	(444)	16,649	(3749.8)%

Net Income (Loss)	$16,691	$(7,930)	$24,621	(310.5)%	$33,098	$(14,130)	$47,228	(334.2)%

(1) Amounts for the fiscal year ended December 31, 2023 have been recast to reflect discontinued operations as of December 31, 2024.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

Overall revenue was $12.99 million for the year ended December 31, 2024 compared to $7.76 million for the year ended December 31, 2023, an increase of $5.23 million or 67.5%. Revenue from continuing operations in fiscal year 2024 was composed of retail revenue of $12.8 million and distribution revenue of $0.19 million. This compared to fiscal year 2023 revenue composed of retail revenue of $7.44 million and distribution revenue of $0.32 million.

Retail revenue for the year ended December 31, 2024 increased compared to the same period in the prior year by $5.36 million or 72.1% due to the Northern California Transactions on May 1, 2024 which contributed $7.73 million in revenue in the current year, which was offset by a decrease of $2.37 million in revenue from the Company's existing dispensaries in Northern California, which were sold during the fiscal fourth quarter of 2024.

Distribution revenue for the year ended December 31, 2024 decreased by $0.13 million or 40.2% compared to the same period in the prior year. This was due to a strategic reduction in distribution activities during fiscal year 2024, as the Company shifted focus toward retail operations and cost reduction initiatives.

Gross Profit

Cost of goods sold for the year ended December 31, 2024 was $6.78 million, an increase of $2.83 million or 71.8% compared to $3.95 million for the year ended December 31, 2023. The increase in cost of goods sold was directly impacted by the corresponding increase in revenues for the current period.

Gross profit from continuing operations for the year ended December 31, 2024 was $6.21 million compared to $3.81 million for the year ended December 31, 2023, an increase of $2.4 million or 63.0%. The increase in gross profit was primarily impacted by the increase in revenue as described above. The Company's overall gross margin declined for the year ended December 31, 2024 to 47.8% as compared to 49.1% for the same period in the prior year due to increased promotional activity in a heavily competitive market. Gross profit for on-going retail operations increased to 50.9% for the year ended December 31, 2024 compared to 48.9% for the same period in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 were $18.56 million compared to $21.0 million for the year ended December 31, 2023, a decrease of $2.45 million or 11.6%. Specifically, the Company saw a decrease of $1.74 million in professional fees and a decrease of $2.04 million in stock-based compensation due to the performance bonus award issued to Adnant in fiscal year 2023. This was offset by an increase of $1.38 million in salaries and benefits primarily resulting from the Northern California Transactions on May 1, 2024.

Operating Income (Loss)

The Company realized an operating income from continuing operations of $5.38 million for the year ended December 31, 2024 compared to an operating loss from continuing operations of $18.8 million for the year ended December 31, 2023, a decrease of $24.18 million or 128.6%. The improvement from the same period in the prior year was primarily attributable to the gain on disposal of assets of $19.44 million as a result of the Company's strategic restructuring during fiscal year 2024, which included the disposition of Blüm Oakland and Blüm San Leandro and the bankruptcy petition filed by Unrivaled and Halladay Holding. Refer to "Note 22 - Dispositions" and "Note 3 - Bankruptcy Filing" of the consolidated financial statements. This coupled with a decrease in selling, general and administrative expenses of $2.45 million as described above.

Other Income

Other income for the year ended December 31, 2024 was $12.93 million compared to $5.69 million for the year ended December 31, 2023, an increase of $7.24 million. This was primarily due to an increase of $9.69 million in gain on extinguishment of debt, offset by the cash receipt of $1.23 million in employer retention credits in the prior year, versus no such transactions in the current year. During the fiscal second quarter of 2024, the Company recognized a gain on extinguishment of debt of $15.18 million resulting from the disposition of PFC and pursuant to the terms of the Settlement Term Sheet dated March 6, 2023, that the remaining debt to People's is settled, subject to any deficiencies as defined therein. Refer to “Note 13 – Notes Payable” of the consolidated financial statements.

Provision for Income Taxes

Provision for income tax expense for continuing operations was $1.42 million for the year ended December 31, 2024 compared to $0.58 million for the year ended December 31, 2023, an increase of $0.84 million or 146.0%. The current year expense consisted of $1.30 million of federal income tax from our cannabis retail operations because of the impact of IRC 280E. The remaining $0.12 million was from the elimination of deferred tax items resulting from the Company’s restructuring strategy. Refer to  "Note 3 - Bankruptcy Filing" and "Note 22 - Dispositions" of the consolidated financial statements. Significant reconciling items to the tax rate for the year ended December 31, 2024 were a gain on disposal of $8.04 million and cancellation of debt income of $3.18 million. Refer to “Note 20 – Income Taxes” of the consolidated financial statements for further information.

Discontinued Operations

Net income from discontinued operations was $16.21 million for the year ended December 31, 2024 compared to net loss from discontinued operations of $0.44 million for the comparative prior period. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. The increase in net income from discontinued operations was primarily due to a gain on disposal of assets of $16.96 million recognized upon the sale of Blüm Santa Ana on June 10, 2024. Refer to “Note 21 – Discontinued Operations” of the consolidated financial statements for transaction details.

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023 (Unaudited)

Revenue

Overall revenue was $3.06 million for the three months ended December 31, 2024 compared to $2.06 million for the three months ended December 31, 2023, an increase of $1.0 million or 48.3%. Revenue from continuing operations in fiscal fourth quarter of 2024 was composed of retail revenue of $3.01 million and distribution revenue of $0.05 million. This compared to fiscal fourth quarter of 2023 revenue composed of retail revenue of $2.06 million and distribution revenue of $0.0 million.

Retail revenue for the three months ended December 31, 2024 increased by $0.95 million or 45.9% compared to the same period in the prior year primarily due to the Northern California Transactions on May 1, 2024 which contributed $2.67 million in revenue in the current period, which was offset by a decrease of $1.73 million in revenue from the Company's existing dispensaries in Northern California, which were sold on November 5, 2024.

Distribution revenue for the three months ended December 31, 2024 increased by $0.05 million compared to the same period in the prior year.

Gross Profit

Cost of goods sold for the three months ended December 31, 2024 was $1.69 million, an increase of $0.72 million or 73.6% compared to $0.97 million for the three months ended December 31, 2023. The increase in cost of goods sold was due to the Northern California Transactions on May 1, 2024 which contributed $1.30 million in cost of goods sold in the current period, offset by a decrease in cost of goods sold directly related to the decrease in revenue from the Company's existing dispensaries in Northern California as described above.

Gross profit from continuing operations for the three months ended December 31, 2024 was $1.37 million compared to $1.09 million for the three months ended December 31, 2023, an increase of $0.28 million or 25.8%. The increase in gross profit was primarily impacted by the increase in revenue as described above. The Company’s overall gross margin declined for the three months ended December 31, 2024 to 44.8% as compared to 52.8% for the three months ended December 31, 2023 due to increased promotional activity in a heavily competitive market. For the same reason, gross profit for on-going retail operations was 51.1% for the three months ended December 31, 2024 compared to 52.8% for the same period in the prior year in addition to an inventory adjustment of $0.10 million during the fiscal fourth quarter of 2024.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2024 were $3.72 million compared to $6.87 million for the three months ended December 31, 2023, a decrease of $3.15 million, or 45.9%. The decrease in selling, general and administrative expenses was primarily due to a decrease of $1.68 million in professional fees, a decrease of $1.46 million in business, city, and property tax, and a decrease of $0.31 million in bad debt expense related to uncollectible receivables.

Operating Income (Loss)

The Company realized an operating income from continuing operations of $17.59 million for the three months ended December 31, 2024 compared to an operating loss from continuing operations of $5.78 million for the three months ended December 31, 2023, a decrease of $23.36 million or  404.3%. The decrease was primarily due to a gain on disposal of assets of $19.93 million during the current quarter as a result of the disposition of Blüm Oakland and Blüm San Leandro and the bankruptcy petition filed by Unrivaled and Halladay Holding. Refer to "Note 22 - Dispositions" and "Note 3 - Bankruptcy Filing" of the consolidated financial statements. This coupled with a decrease in selling, general and administrative expenses of $3.15 million as described above.

Other Income

Other income for the three months ended December 31, 2024 was $0.01 million compared to $0.69 million for the three months ended December 31, 2023, a decrease of $0.68 million. The decrease in other income was primarily attributable to a gain on extinguishment of debt of $2.42 million recognized during the fiscal fourth quarter of 2023, offset by a decrease of $0.85 million in interest expense as a result of the decrease in the Company's overall debt balance. The Company recognized an unrealized loss on investments of $0.67 million during the three months ended December 31, 2023, versus none in the current period.

Provision for Income Taxes

Provision for income tax expense for continuing operations was $0.67 million for the three months ended December 31, 2024 compared to $0.58 million for the three months ended December 31, 2023, an increase of $0.1 million or 16.7%. The current quarter expense of $0.67 million was primarily due to the disposal of assets during fiscal year 2024 as a result of the Company's restructuring strategy. Refer to “Note 22 – Dispositions” of the consolidated financial statements.

Discontinued Operations

Net loss from discontinued operations was $0.23 million for the three months ended December 31, 2024 compared to $2.27 million for the comparative prior period, a decrease of $2.04 million or 89.8%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. These operations were fully divested as of December 31, 2024, and as a result, the Company had no income or loss from discontinued operations, outside of income taxes and interest expense, during the three months ended December 31, 2024.

Three Months Ended December 31, 2024 Compared to Three Months Ended September 30, 2024 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal fourth quarter of 2024 compared to the fiscal third quarter of 2024:

	Unaudited (in thousands)
	Three Months Ended
	December 31, 2024	September 30, 2024	$ Change	% Change

Revenue	$3,057	$4,364	$(1,307)	(29.9)%
Cost of Goods Sold	1,687	1,916	(229)	(12.0)%
Gross Profit	1,370	2,448	(1,078)	(44.0)%
Gross Margin %	44.8%	56.1%	(11.3)%

Operating Expenses:
Selling, General & Administrative Expenses	3,717	4,289	(572)	(13.3)%
(Gain) Loss on Disposal of Assets	(19,932)	359	(20,291)	(5652.1)%
Total Operating Expenses (Income)	(16,215)	4,648	(20,863)	(448.9)%

Income (Loss) from Operations	17,585	(2,200)	19,785	(899.3)%
Other Income (Expense)	10	(996)	1,006	(101.0)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	17,595	(3,196)	20,791	(650.5)%
Provision for Income Tax Expense for Continuing Operations	(672)	(431)	(241)	55.9%

Net Income (Loss) from Continuing Operations	16,923	(3,627)	20,550	(566.6)%
Net Loss from Discontinued Operations	(232)	(112)	(120)	107.1%

Net Income (Loss)	$16,691	$(3,739)	$20,430	(546.4)%

Revenue

Overall revenues for the three months ended December 31, 2024 was $3.06 million compared to $4.36 million for the three months ended September 30, 2024, a decrease of $1.31 million or 29.9%. Revenue from continuing operations for the three months ended December 31, 2024 was composed of retail revenue of $3.01 million and distribution revenue of $0.05 million. This compared to the prior quarter ended September 30, 2024 in which revenue from continuing operations consisted of retail revenue of $4.28 million and distribution revenue of $0.08 million.

Retail revenue for the three months ended December 31, 2024 decreased by $1.28 million or 29.8% compared to the consecutive prior quarter ended September 30, 2024. This was primarily due to the sale of Blüm Oakland and Blüm San Leandro on November 5, 2024.

Distribution revenue for the fiscal fourth quarter ended December 31, 2024 was generally consistent with the fiscal third quarter ended September 30, 2024.

Gross Profit

Cost of goods sold for the three months ended December 31, 2024 was $1.69 million, a decrease of $0.23 million or 12.0% compared to $1.92 million for the three months ended September 30, 2024. The decrease in cost of goods sold was primarily driven by the sale of Blüm Oakland and Blüm San Leandro during the current quarter.

Gross profit from continuing operations for the three months ended December 31, 2024 was $1.37 million compared to $2.45 million for the three months ended September 30, 2024, a decrease of $1.08 million or 44.0%. The decrease in gross profit was primarily attributable to the decrease in revenue as described above. The Company’s overall gross margin declined for the three months ended December 31, 2024 to 44.8% as compared to 56.1% for the three months ended September 30, 2024 due to increased promotional activity in a heavily competitive market. Gross profit for on-going retail operations was 51.1% for the three months ended December 31, 2024 compared to 53.9% in the consecutive prior quarter as a result of the sale of Blüm Oakland and Blüm San Leandro on November 5, 2024, resulting in promotional discounts to manage aging inventory.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2024 were $3.72 million compared to $4.29 million for the three months ended September 30, 2024, a decrease of $0.57 million or 13.3%. The quarter-over-quarter decrease was due to the sale of Blüm Oakland and Blüm San Leandro in November 2024, primarily resulting in a decrease of $0.36 million in salaries and benefits and a decrease of $0.16 million in security expense.

Operating Income (Loss)

The Company realized an operating income from continuing operations of $17.59 million for the three months ended December 31, 2024 compared to an operating loss from continuing operations of $2.2 million for the three months ended September 30, 2024, a decrease of $19.79 million or 899.3%. The  decrease in operating loss from the preceding quarter was due to a gain on disposal of assets of $19.93 million for the disposition of Blüm Oakland and Blüm San Leandro and the bankruptcy petition filed by Unrivaled and Halladay Holding during the fiscal fourth quarter. Refer to "Note 22 - Dispositions" and "Note 3 - Bankruptcy Filing" of the consolidated financial statements.

Other Income (Expense)

Other income for the three months ended December 31, 2024 was $0.01 million compared to other expense of $1.0 million for the three months ended September 30, 2024, a decrease of $1.01 million or 101.0%. The decrease in other expense was primarily attributable to a decrease of $0.74 million in loss on changes in fair value of derivative liabilities and a decrease of $0.34 million in interest expense. Refer to "Note 14 - Derivative Liabilities" for the initial recognition of derivative liabilities during the current year.

Provision for Income Taxes

Provision for income tax expense for continuing operations was $0.67 million for the three months ended December 31, 2024 compared to $0.43 million for the three months ended September 30, 2024, an increase of $0.24 million or 55.9%. The current quarter expense of $0.67 million was primarily due to the disposal of assets during fiscal year 2024 as a result of the Company's restructuring strategy. Refer to “Note 22 – Dispositions” of the consolidated financial statements.

Discontinued Operations

Net loss from discontinued operations was $0.23 million for the three months ended December 31, 2024, which is generally consistent with the three months ended September 30, 2024 of $0.11 million.

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

In the presentation of the financial results below, the Company reconciles Non-GAAP Adjusted EBITDA Loss with net income (loss) attributable to continuing operations, the most directly comparable GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded Non-GAAP Adjusted EBITDA Loss of $2.1 million for the three months ended December 31, 2024 compared to $5.82 million for the three months ended December 31, 2023. For the year ended December 31, 2024, the Company recorded Non-GAAP Adjusted EBITDA Loss of $10.94 million compared to $16.81 million for the year ended December 31, 2023. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Unaudited (in thousands)		(in thousands)
	Three Months Ended December 31,		Year Ended December 31,
	2024	2023 (1)	2024	2023 (1)
Net Income (Loss)	$16,691	$(7,930)	$33,098	$(14,130)
Less: Net (Income) Loss from Discontinued Operations, Net	232	2,267	(16,205)	444
Add (Deduct) Impact of:
Interest Expense	331	1,179	2,123	2,417
Provision for Income Tax Expense	672	576	1,417	576
Depreciation Expense	157	74	584	327
Amortization of Intangible Assets	63	—	148	—
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$18,146	$(3,834)	$21,165	$(10,366)

Non-GAAP Adjustments:
Stock-based Compensation Expense	(11)	253	371	2,435
Impairment of Assets	—	—	1,709	—
Severance Expense	1	—	61	—
Realized (Gain) Loss on Sale of Investments	(167)	—	(167)	61
Unrealized (Gain) Loss on Investments	—	666	—	(667)
(Gain) Loss on Disposal of Assets	(19,932)	—	(19,439)	1,607
Gain on Settlement of Liabilities	—	(491)	—	(4,434)
Change in Fair Value of Derivative Liability	(188)	—	492	—
(Gain) Loss on Extinguishment of Debt	49	(2,415)	(15,133)	(5,441)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(2,102)	$(5,821)	$(10,941)	$(16,805)

(1) Amounts for the fiscal year ended December 31, 2023 have been recast to reflect discontinued operations as of December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We incurred pre-tax net income from continuing operations of $18.31 million for the year ended December 31, 2024 and pre-tax net loss from continuing operations of $13.11 million for the year ended December 31, 2023. We had an accumulated deficit of $421.08 million and $454.18 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, we had a working capital deficit of $6.79 million, including $1.04 million of cash, compared to a working capital deficit of $57.86 million, including $0.42 million of cash, as of December 31, 2023. Current assets were approximately 0.30 times current liabilities as of December 31, 2024, compared to approximately 0.08 times current liabilities as of December 31, 2023.

The Company generates cash from revenues and invests in assets that drive long-term growth. Capital is primarily allocated to expenditures, strategic investments, and product development. The Company takes a cautious approach to maximize returns while maintaining liquidity, and has implemented measures to closely monitor and deploy its capital, aiming to protect operations and growth plans.

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

Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $1.55 million compared to $0.99 million for the year ended December 31, 2023, a decrease of $0.56 million, or 57.1%, which is relatively consistent with prior year. In May 2024, the Company expanded its retail operations through the addition of three dispensaries in Northern California, which contributed gross profit of $4.04 million in fiscal year 2024. Since August 2022, management has implemented a turnaround plan to stabilize operations and position the Company for profitability. During the year ended December 31, 2024, management took decisive action by reducing its presence in Southern California to alleviate financial strains from the related debt and allow the Company to redirect resources, enabling better allocation of capital. In May 2024, the Northern California Transactions presented new revenue opportunities and redefined the Company’s market presence. This strategic expansion is expected to enhance operating cash flow by tapping into a growing customer base and leveraging synergies with existing operations. Together, these initiatives align with management’s goal of optimizing cash flow and ensuring sustainable growth. Management anticipates improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2024 was $2.03 million compared to $0.47 million for the year ended December 31, 2023, an increase of $1.56 million, or 330.1%. The increase in cash provided by investing activities was primarily due to the cash received upon the sale of equity interests in a cultivation business in the amount of $1.30 million in January 2024, compared to proceeds from investments of $0.15 million in the prior year. In addition, during the fiscal second quarter of 2024, the Company acquired $0.96 million in cash from Coastal Pines Group as part of the transactions on May 1, 2024.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $0.14 million compared to $0.54 million for the year ended December 31, 2023, a decrease of $0.4 million, or 73.5%. The decrease in cash provided by financing activities for the year ended December 31, 2024 was primarily due to cash proceeds of $1.97 million from the 2022 Private Placement of Series V Preferred Stock compared to $0.80 million from the unsecured debt financing in the fiscal fourth quarter of 2024. This was offset by a decrease in payments of debt principal of $0.77 million compared to prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A detailed description of our accounting policies are described in “Note 2 – Summary of Accounting Policies” of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. Critical accounting policies that have the most significant in the annual Consolidated Financial Statements are described below.

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

Goodwill Impairment, Other Intangible Assets and Long-Lived Assets

Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill has been impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment. In the quantitative assessment, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. The Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the recoverable amount.

Business Combinations

In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are accounted for using the acquisition method. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Management exercises judgment in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 450, “Contingencies”, as appropriate, with the corresponding gain or loss being recognized in earnings in accordance with ASC 805, “Business Combinations”. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

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

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date, based on a number of assumptions, including contractual future cash flows and discount rates, which involve inherent uncertainty. The Company uses judgment to select the methods used to make certain assumptions and derive estimates.

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, notably derivative financial instruments and convertible debt, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. Financial instruments measured using significant unobservable inputs are classified as Level 3 in the fair value hierarchy, which was $4.1 million and nil as of December 31, 2024 and 2023, respectively, and resulted in an unrealized loss of $0.49 million for changes in fair value for the year ended December 31, 2024. Refer to "Note 24 - Fair Value Measurements" of the consolidated financial statements.

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

The Company recognizes revenue from distribution product sales when its customers obtain control of the products. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

Deferred tax assets are recognized to the extent that the Company believe that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance is recorded, which would reduce the provision for income taxes. Uncertain tax positions are recorded in accordance with ASC Topic 740, “Income Taxes”, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority.

Assets Held for Sale and Discontinued Operations

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell unless the asset held for sale meets the exceptions as denoted by ASC Topic 360, “Property, Plant, and Equipment”. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. A discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale, and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale.

RECENT ACCOUNTING PRONOUNCEMENTS

A description of recently adopted accounting pronouncements and recently issued accounting pronouncements that may potentially impact our financial position and results of operations are described in “Note 2 – Summary of Accounting Policies” of the notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our consolidated financial statements as of December 31, 2024 and 2023, together with the related notes and the report of our independent registered public accounting firm, are set forth on page F-1 through F-44 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 23, 2024, the Company dismissed Marcum LLP as its independent registered public accounting firm. The Company’s Audit Committee approved the dismissal of Marcum LLP. During the fiscal years ended December 31, 2023 and 2022, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of such a disagreement in connection with its audit reports on the Company’s consolidated financial statements for such years.

On April 23, 2024, the Company engaged Matsuura as its new independent registered public accountant for the fiscal year ending December 31, 2024. The Audit Committee approved and authorized the engagement of Matsuura as the Company’s independent registered public accounting firm.

On June 30, 2024, the audit practice of Matsuura, an independent registered public accounting firm, was combined in a transaction pursuant to which Matsuura merged its operations with GuzmanGray. On July 19, 2024, Matsuura resigned as the Company's auditors, and with the approval of the Audit Committee, GuzmanGray was engaged as its independent registered public accounting firm effective July 19, 2024. The Audit Committee also approved the assumption by GuzmanGray of the engagement agreement originally entered into between the Company and Matsuura on April 23, 2024.

During the interim period from April 23, 2024 through July 19, 2024, the date of Matsuura’s resignation, there were no disagreements with Matsuura on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Matsuura, would have caused it to make reference to such disagreement in its reports.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our management concluded that as of December 31, 2024 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2024.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 based on such criteria due to material weaknesses in internal control over financial reporting described below:

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

We expect to remediate these material weaknesses during 2025. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Director or Officer Since	Age	Positions
Sabas Carrillo	2022	48	Chief Executive Officer and Chairman of the Board of Directors
Patty Chan	2022	38	Chief Financial Officer
James Miller	2022	65	Director
Matthew Barron	2023	40	Director

Sabas Carrillo, Chief Executive Officer and Chairman of the Board of Directors

Mr. Carrillo serves as our Chief Executive Officer and a member of our Board of Directors, positions which he has held since December 2022. Mr. Carrillo was appointed as Chairman of the Board on July 1, 2023. Previously, Mr. Carrillo served as our Interim Chief Executive Officer from August 2022 to December 2022. Mr. Carrillo is an industry veteran with 13 years of cannabis experience and has helped lead public and private cannabis companies through restructuring, growth, mergers & acquisitions, and successful exits during such time. He is the founder and CEO of Adnant, an accounting and consulting firm advising cannabis companies on technical and operational accounting, strategic transactions, and the public offering process, and he has served as Adnant’s CEO since 2009. Mr. Carrillo served on the go-public team for Weedmaps and General Cannabis, Inc., a publicly traded company from late 2009 to 2012. An SEC financial reporting expert with comprehensive capital markets experience, Mr. Carrillo led the team that took Blüm Oakland through a public offering on behalf of Terra Tech Corp. in 2014 (now Unrivaled) - the first plant touching, vertically integrated company to enter the public markets. Mr. Carrillo helped guide MedMen Enterprises, Inc., the first publicly traded multi-state operator, from late 2017 to 2019 to acquire 53 companies and effectively supported them through the rollup, audits and integration efforts. Mr. Carrillo served as Interim CFO for Cookies Creative Consulting & Promotions Inc. from January 2019 to January 2020. He is a co-founder and general partner of two cannabis-focused funds: Mesh Ventures, LLC and 1212 Ventures, LLC.

Patty Chan, Chief Financial Officer

Ms. Chan serves as our Chief Financial Officer, a position she has held since June 2023. Previously, Ms. Chan served as our Interim Chief Financial Officer from September 2022 to June 2023. Ms. Chan has over 15 years of accounting, financial reporting, compliance, and operational experience across the cannabis, real estate, and financial services industries. Before entering the cannabis and CBD industries, she accrued nearly 10 years of experience managing forensic accounting engagements for business litigation, supervising and conducting fraud investigations, and preparing forensic analysis of complex financial transactions. She previously served as Chief Financial Officer for Upexi Inc. f/k/a Grove Inc. (NASDAQ: UPXI) a manufacturing, distribution, wholesale and retail company in the CBD industry from June 2016 until June 2020. Prior to that company’s initial public offering, she was part of the team overseeing their business model transition, equity fundraising, and go-public efforts. In February 2021, Ms. Chan joined Adnant where she currently serves as a Senior Manager. At Adnant, Ms. Chan focuses on advising hypergrowth clients on their operations and audit preparation as well as managing the accounting and reporting for cannabis investment funds. She has also implemented financial controls and infrastructure for cannabis clients in various stages of their business development.  Ms. Chan received a B.A. in Business Economics with a minor in accounting and political science from the University of California, Los Angeles and is a Certified Public Accountant in the state of California.

James Miller, Director

Mr. Miller serves as a member of our Board, a position which he has held since June 2023. Previously, Mr. Miller served as our Chief Operating Officer from December 2022 to December 2024. Mr. Miller was Chief Financial Officer of Operators Only, Inc., a cannabis operations service provider, supporting Cookies-branded retail and cultivation licensees, from January 2022 to October 2022. Mr. Miller was Corporate Controller at 3PL Central LLC, a private equity owned eCommerce WMS provider, from February 2020 until December 2021. Prior to that, Mr. Miller served as interim Chief Financial Officer and Vice President of Accounting at MedMen Enterprises Inc., a cannabis MSO and cultivation company, from January 2018 until December 2019, where he was responsible for financial reporting, financial controls, and various operating departments through its formation, initial public offering, and subsequent growth stage. He was also Chief Financial Officer of MedMen Enterprises Inc.’s affiliated Treehouse Real Estate Investment Trust from December 2018 until October 2019. Mr. Miller has held several senior executive and finance roles at leading entertainment firms, such as the Walt Disney Company and Viacom, as well as various technology and e-commerce companies. Mr. Miller received a Bachelor of Arts degree in Economics from the University of California at Los Angeles, and is a CPA (license inactive) in California.

Matthew Barron, Director

Mr. Barron serves as a member of our Board, a position which he has held since August 2023. Mr. Barron currently serves as co-founder and managing partner of 1212 Ventures, LLC, a cannabis-focused venture capital firm. He also serves on the board of directors of Cookies Creative Consulting & Promotions, Inc., the most globally recognized cannabis brand, and serves as Vice President of Mesh Ventures, LLC, which invested in 12 cannabis firms across the supply chain. Mr. Barron has held several senior roles leading growth and strategy at IT solutions, software development, and health companies. Mr. Barron received a Bachelor of Arts degree in Philosophy, Political Science, and Economics from Denison University, and a Master of Business Administration from the University of Chicago, Booth School of Business.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Independent Director Agreements

Pursuant to a Board of Directors Agreement effective August 1, 2023 by and between us and Matthew Barron, compensation shall be determined by the Board and the Compensation Committee. During the year ended December 31, 2023, the Board and the Compensation Committee agreed that compensation paid to directors shall be nil for the fiscal year ended December 31, 2023. As of December 31, 2024, Mr. Barron did not receive any cash compensation or issuance of Common Stock for his role as a director.

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

Code of Ethics

On November 4, 2015, our Board approved and adopted a Code of Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at https://ir.blumholdings.com/corporate-governance/governance-documents. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics by posting such information on our website. Information contained on our website is not part of this Report.

Term of Office

Our directors are appointed to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, absent an employment agreement.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. The Reporting Persons are required by rules of the SEC to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) reports furnished to the Company, written representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons, the Company believes that the foregoing Reporting Persons complied with all filing requirements with respect to transactions during the fiscal year ended December 31, 2024, except that each of the following persons filed a Form 5 on February 14, 2025, reporting the following transactions:

•	Sabas Carrillo – two late Form 4 reporting four transactions that was due on January 2, 2025 and January 3, 2025
•	Patty Chan – one late Form 4 reporting three transactions that was due on January 2, 2025
•	James Miller – one late Form 4 reporting three transactions that was due on January 2, 2025
•	Matthew Barron – one late Form 4 reporting three transactions that was due on January 2, 2025

Audit Committee and Audit Committee Financial Expert

On November 4, 2015, our Board established the Audit Committee, which is governed by the Audit Committee Charter. Mr. Barron is currently the sole member of the Audit Committee, and Mr. Barron meets the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our Board has affirmatively determined that each member of our Audit Committee meets the independence requirements of The Nasdaq Stock Market, LLC and Rule 10A-3 of the Exchange Act. In addition, our Board has determined that Mr. Barron qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. A copy of the Audit Committee Charter can be found online at https://ir.blumholdings.com/corporate-governance/governance-documents.

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to the Company’s directors, officers and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the OTC Market listing standards. The foregoing summary of the Company’s Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents compensation earned by our Chief Executive Officer, the most highly compensated executive officer other than the CEO who was serving as an executive officer at the end of 2024, and two additional former executive officers who ceased serving as executive officers prior to December 31, 2024 (the “Named Executive Officers”).

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (5)	Awards (6)	Compensation	Total
Sabas Carrillo (1)	2024	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2023	$—	$—	$—	$—	$—	$—

Patty Chan (2)	2024	$—	$—	$—	$—	$—	$—
Chief Financial Officer	2023	$—	$—	$—	$—	$—	$—

James Miller (3)	2024	$188,894	$—	$—	$—	$—	$188,894
Former Chief Operating Officer	2023	$215,000	$—	$—	$13,790	$—	$228,790

Christopher Rivera (4)	2024	$—	$—	$—	$—	$—	$—
Former Interim Chief Financial Officer	2023	$—	$—	$—	$—	$—	$—

(1)	Appointed Interim Chief Executive Officer on August 12, 2022. Compensation is included as part of the Company's agreement with Adnant described below.
(2)

Appointed Interim Chief Financial Officer on September 12, 2022. Designated as Chief Financial Officer on June 12, 2023. Compensation is included as part of the Company's agreement with Adnant described below.

(3)	Appointed Chief Operating Officer on December 23, 2022. Previously started with the Company in November 2022. Retired from position as Chief Operating Officer on December 2, 2024.
(4)	Appointed Interim Chief Financial Officer on June 26, 2023. Terminated position as Interim Chief Financial Officer in November 2023 when Ms. Chan returned from parental leave and continues to work for the Company in other capacities. Compensation is included as part of the Company's agreement with Adnant described below.
(5)

The dollar amounts in this column reflect the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”). The fair value is calculated based on the closing price of the Common Stock on the grant dates.

(6)

The dollar amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, of stock options granted in the applicable year. For a discussion of the assumptions that we used to value the stock options, for financial accounting purposes, please refer to “Note 17 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Annual Report on Form 10-K.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Sabas Carrillo, Chief Executive Officer, Patty Chan, Chief Financial Officer, & Christopher Rivera, Former Interim Chief Financial Officer

On August 12, 2022, the Company entered into an engagement letter with Adnant (the “Original Adnant Letter”) pursuant to which Adnant agreed to provide executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities, as described in more detail on the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022. Pursuant to the Original Adnant Letter, Adnant agreed to provide certain services (the “Services”) focused on achieving identified performance objectives (the “Performance Objectives”). The Original Adnant Letter provided for a $0.15 million monthly flat fee, subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee, and a performance bonus award of up to $1.00 million, subject to achievement of the Performance Objectives as set forth in Exhibit A to the Original Adnant Letter. The services of Mr. Carrillo, Ms. Chan, Mr. Rivera (prior to his departure as Interim Chief Financial Officer), and other Adnant employees providing services to the Company are included as part of the fees covered in the Original Adnant Letter.

On June 30, 2023, the Company and Adnant entered into an Amended and Restated Engagement Letter (“A&R Engagement Letter”) for continued executive level consulting and related business support and services. The A&R Engagement Letter had a term effective as of April 1, 2023 and ending on September 30, 2023. Pursuant to the A&R Engagement Letter, effective as of April 1, 2023, the monthly flat fee payable to Adnant was increased to $0.20 million. Adnant was also granted the option to convert accrued and unpaid service fees into shares of Common Stock of the Company. In addition to the monthly flat fee, the A&R Engagement Letter provides for a performance based award of $2.50 million payable in shares of Common Stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and Adnant’s continued performance towards obtaining such performance bonus award objectives. Adnant is also entitled to a transaction bonus award of $1.25 million if the Company consummates a change of control transaction with a transaction value of at least $40.00 million (the “Transaction Bonus Award”). The Transaction Bonus Award is also payable if the Company consummates a transaction which does not constitute a change of control, but which, nonetheless, involves a significant change in ownership of the Company or the Board composition, or which results in receipt of a premium for the Company’s stockholders (a “Significant Event”). The Transaction Bonus may be paid in cash or equity of the Company, or a combination of cash and equity, at Adnant’s election.

In connection with the Reorganization, Unrivaled assigned to the Company, and the Company assumed from Unrivaled, the A&R Engagement Letter.

On December 29, 2023, the Board of Directors approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter.

On January 1, 2025, the Company further amended and restated the A&R Engagement Letter pursuant to an Amended and Restated Engagement Letter with Adnant (the “Second A&R Engagement Letter”). Pursuant to the Second A&R Adnant Letter, the term of Adnant’s engagement was extended to December 31, 2025 and the service fee was decreased to $0.08 million, which shall be payable monthly subject to the Company having a sufficient cash balance.

James Miller, Former Chief Operating Officer

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

On December 2, 2024, Mr. Miller retired from his position as Chief Operating Officer of the Company. Mr. Miller continues to serve as a director on the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to equity awards held by the Named Executive Officers as of December 31, 2024.

		Option Awards				Stock Awards
		Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option Exercise Price	Option Expiration	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
Name	Grant Date	(#) exercisable	(#) unexercisable	($)	Date	(#)	($)
Sabas Carrillo (1)	—	—	—	—	—	—	—

Patty Chan (1)	—	—	—	—	—	—	—

James Miller	10/23/2023	14,000	—	$ 1.10	10/23/2033 (2)	—	—

Christopher Rivera (1)	—	—	—	—	—	—	—

(1)	Does not hold any unearned or unexercised option awards.
(2)	Grant is part of the 2019 Plan and vested immediately. Options expired on February 27, 2025, 90 days after Mr. Miller's resignation.

Director Compensation

The following table sets forth the compensation earned by our non-employee director for the year ended December 31, 2024:

	Fees Earned	Stock	Option	All Other
Name (1)	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Matthew Barron (2)	$—	$—	$—	$—	$—

(1)

Sabas Carrillo and James Miller are not included in this table as they were executive officers during fiscal year 2024, and thus received no compensation for their service as directors. The compensation of Mr. Carrillo and Mr. Miller as our employees is shown in “Item 11. Executive Compensation – Summary Compensation Table.”

(2)	Appointed Director on August 1, 2023. Mr. Barron received no compensation for his service as a director in 2024.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Matthew Barron

On August 1, 2023, the Company and Mr. Barron entered into Board of Directors Agreement which provided no compensation for his service as a director.

Policies and Practices for Granting Certain Equity Awards

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in our Insider Trading Policy, we prescribe to the same principles set forth in the Insider Trading Policy when granting equity awards, including options, to our officers, directors and other employees with access to material nonpublic information. Generally our Board of Directors or Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such an award. Further, we do not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the fiscal year ended December 31, 2024, there were no options awarded to the Named Executive Officers.

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

On December 11, 2018, our Board approved the Company’s 2018 Equity Incentive Plan, as amended and restated as of June 20, 2019, and approved by our stockholders on September 23, 2019 (as amended and restated, the “2018 Plan”). Pursuant to the terms of the 2018 Plan, the maximum number of shares of Common Stock available for the grant of awards under the 2018 Plan shall not exceed 13,000,000 shares. On February 14, 2020, our Board approved an amendment to the 2018 Plan (the “Plan Amendment”), increasing the number of shares available for issuance thereunder by 28,976,425 shares of Common Stock for a total of 41,976,425 shares of Common Stock, plus the number of shares that may become available under the 2016 Plan after termination of awards thereunder, not to exceed 2,000,000 shares, subject to adjustment in accordance with the terms of the 2018 Plan. During the years ended December 31, 2022 and 2021, the Company granted ten-year options to directors, officers, and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 10,750 and 84,458 shares of Common Stock, respectively. The options have exercise prices ranging from $7.00 to $26.00 per share, and generally vest quarterly over a three-year period. During the year ended December 31, 2024 and 2023, the Company granted ten-year options to executives and employees, pursuant to which such individuals are entitled to exercise options to purchase an aggregate of up to 45,534 and 192,442 shares of Common Stock, respectively. The options have an exercise price of $0.44 to $1.10 and vest immediately on the grant date. The number of securities available for future issuance under the 2018 Plan is 43,759,344.

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

On May 15, 2019, UMBRLA, Inc. approved the 2019 Equity Incentive Plan, as amended by shareholder consents dated effective March 11, 2020 and November 2, 2020 (“2019 Plan”). Pursuant to the terms of the 2019 Plan as amended, the maximum number of shares of Common Stock available for the grant of awards under the 2019 Plan is 55,000,000 shares. At the time the acquisition of UMBRLA, Inc. completed, UMBRLA, Inc. had granted ten-year options to employees, directors, officers, and consultants totaling 539,570 shares. Immediately after the acquisition of UMBRLA, Inc. by the Company, those shares were assumed by the Company and will be honored in equivalent shares of Common Stock which equivalency equals an aggregate 830,171 shares. The options have exercise prices of $13.00 to $19.00, and with limited exceptions, vest in equal monthly installments over a four-year period, with the first one-quarter of the award vesting on the first anniversary following the vesting start date. The number of securities available for future issuance under the 2019 Plan is 54,881,936.

The following table provides information as of December 31, 2024 regarding securities issued under our equity compensation plans that were in effect during fiscal year 2024.

Equity Compensation Plan Information
Number of
Securities
Remaining
Available for
Future
		Range of	Issuance
		Weighted-	Under
	Number of	Average	Equity
	Securities to be	Exercise	Compensation
	Issued Upon	Price of	Plans
	Exercise of Outstanding	Outstanding	Excluding
	Options,	Options,	Securities
	Warrants and	Warrants	Reflected in
Plan Category	Rights	and Rights	Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	297,064	$1.00 - 438.00	100,691,361
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	297,064	$1.00 - 438.00	100,691,361

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 10, 2025 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of Company Common Stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 10, 2025, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 11516 Downey Avenue, Downey, CA 90241.

		Amount and
		Nature of		Percent of
		Beneficial		Common
Name and Address of Beneficial Owner	Title of Class	Ownership		Stock(1)
Greater than 5% Beneficial Owners:
Sabas Carrillo	Common Stock	6,805,655	(2)	44.37%
Alicia Cotta	Common Stock	1,142,856	(3)	8.17%
Brick City Productions, Inc.	Common Stock	759,403	(4)	5.60%
Named Executive Officers and Directors:
Sabas Carrillo	Common Stock	6,805,655	(2)	44.37%
Chief Executive Officer and Chairman of the Board of Directors
Patty Chan	Common Stock	357,143	(5)	2.57%
Chief Financial Officer
James Miller	Common Stock	171,572	(5)	1.25%
Director and Former Chief Operating Officer
Matthew Barron	Common Stock	35,715	(5)	*
Director
Christopher Rivera	Common Stock	17,857	(5)	*
Former Interim Chief Financial Officer
All Directors and Current Executive Officers as a Group (4 persons)		7,370,085		48.45%

*	Represents beneficial ownership of less than one percent (1.0%) of the outstanding shares of our Common Stock.
(1)	As of March 10, 2025, we had a total of 13,553,473 shares of Common Stock issued and outstanding.
(2)

Includes (i) 4,932,154 shares of Common Stock held by Adnant, (ii) 1,190,476 shares underlying convertible Series V Preferred Stock held by Adnant, and (ii) 595,238 shares underlying exercisable warrants held by Adnant, of which Mr. Carrillo is the sole member. Refer to transactions reported on Form 4 as filed on November 21, 2024, November 29, 2024, December 6, 2024, December 12, 2024, and December 18, 2024, and Form 5 as filed on February 14, 2025.

(3)

Based on information known to us, Ms. Cotta’s holdings include (i) 714,285 shares held by Green Door Redding, LLC, of which Ms. Cotta is the manager, Chief Executive Officer, Chief Financial Officer, and Secretary, (ii) 285,714 shares underlying convertible Series V Preferred Stock, and (iii) 142,857 shares underlying exercisable warrants. Ms. Cotta disclaims beneficial ownership with respect to the shares held by Green Door Redding, LLC except to the extent of her pecuniary interest therein. The stockholder's principal address is 1700 E. Cypress Ave, Redding, CA 96002.

(4)	The stockholder's principal address is 1547 Palos Verdes Mall, Walnut Creek, CA 94597.
(5)	Includes the following: Patty Chan – 119,048 shares underlying exercisable warrants and 238,095 shares underlying convertible Series V Preferred Stock; James Miller – 52,524 shares underlying exercisable warrants and 119,048 shares underlying convertible Series V Preferred Stock; Matthew Barron – 11,905 shares underlying exercisable warrants and 23,810 shares underlying convertible Series V Preferred Stock; and Christopher Rivera – 5,952 shares underlying exercisable warrants and 11,905 shares underlying convertible Series V Preferred Stock.

The following table sets forth certain information as of March 10, 2025 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series V Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. As of March 10, 2025, there are no shares of Series N Preferred Stock outstanding. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 11516 Downey Avenue, Downey, CA 90241.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Series V Preferred Stock (1)(2)
Greater than 5% Beneficial Owners:
Sabas Carrillo	Series V Preferred Stock	3,571,429	(3)	25.38%
SME Maywood, LLC	Series V Preferred Stock	1,785,714	(6)	12.69%
MKSI Investments	Series V Preferred Stock	1,428,571	(7)	10.15%
Miguel Rodriguez	Series V Preferred Stock	1,071,429	(8)	7.61%
David Kang	Series V Preferred Stock	1,071,429	(4)	7.61%
Robert Baca	Series V Preferred Stock	1,071,429	(5)	7.61%
Alicia Cotta	Series V Preferred Stock	857,143	(9)	6.09%
Patty Chan	Series V Preferred Stock	714,286		5.08%
Justin Jarin	Series V Preferred Stock	714,286	(5)	5.08%

Named Executive Officers and Directors:
Sabas Carrillo	Series V Preferred Stock	3,571,429	(3)	25.38%
Chief Executive Officer and Chairman of the Board of Directors
Patty Chan	Series V Preferred Stock	714,286		5.08%
Chief Financial Officer
James Miller	Series V Preferred Stock	357,143		2.54%
Director and Former Chief Operating Officer
Matthew Barron	Series V Preferred Stock	71,429		*
Director
Christopher Rivera	Series V Preferred Stock	35,714		*
Former Interim Chief Financial Officer
All Directors and Current Executive Officers as a Group (4 persons)		4,714,287		33.50%

(1)	As of March 10, 2025, we had a total of 14,071,431 shares of Series V Preferred Stock issued and outstanding.
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

(3)	Includes 3,571,429 shares of Series V Preferred Stock held by Adnant, of which Mr. Carrillo, the Company’s Chief Executive Officer and Chairman of the Board, is the sole member. In connection with the Securities Purchase Agreement entered into on or about December 30, 2022, all other investors in the 2022 Private Placement executed Voting Agreements pursuant to which such investors provide Mr. Carrillo with their voting rights with respect to the Series V Preferred Stock owned by them. As a result, Mr. Carrillo has voting power over 100% of the Company's Series V Preferred Stock.
(4)	The stockholder’s principal address is 9200 Double R Blvd, Reno, NV 89521.
(5)	Mr. Baca is the Company's Chief Legal Officer. The stockholder’s principal address is 401 E. 8th St, Sioux Falls, SD 57103.
(6)	Edwin Movagharian is the managing member of SME Maywood, LLC and as such may be deemed to have sole voting and investment discretion with respect to the Series V Preferred Stock held by SME Maywood, LLC. Mr. Movagharian disclaims any beneficial ownership of the securities held by SME Maywood, LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The stockholder’s principal address is 5815 Maywood Ave, Maywood, CA 90270.
(7)	Martin Kaufman and Salwa Ibrahim are the managers of MKSI Investments LLC and have shared voting and investor control over the shares beneficially owned by MKSI Investments LLC. Each of Mr. Kaufman and Ms. Ibrahim disclaims any beneficial ownership of the securities held by MKSI Investments LLC other than to the extent of any pecuniary interest he or she may have therein, directly or indirectly.
(8)	The stockholder’s principal address is 3130 Balfour Rd, Brentwood, CA 94513.
(9)	The stockholder's principal address is 1700 E. Cypress Ave, Redding, CA 96002.

There are no arrangements known to us that might, at a subsequent date, result in a change-in-control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding Common Stock or their family members, that exceeded the lesser of $0.32 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

Engagement of Adnant, LLC

On August 12, 2022, the Company entered into the Original Adnant Letter pursuant to which Adnant provides executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities. As compensation for the Adnant’s Services and on achieving Performance Objectives described in the Original Adnant Letter, Adnant was entitled to receive a monthly flat fee in the amount of $0.15 million, subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee, and a performance bonus award, subject to achievement of the Performance Objectives as set forth in more detail in the engagement letter. Pursuant to the Original Adnant Letter, the Board appointed Sabas Carrillo, the Founder and Chief Executive Officer (“CEO”) of Adnant, as Interim Chief Executive Officer. On December 23, 2022, the Company’s Board appointed Mr. Carrillo as the Chief Executive Officer of the Company. On July 1, 2023, our Board appointed Mr. Carrillo as the Chairman of the Board of Directors of the Company.

The Original Adnant Letter provided that, in the event that prior to December 31, 2022 the Interim CEO’s service is terminated by the Company other than for “Cause” (as defined in the Original Adnant Letter), then 100% of the performance bonus award shares will be released to Adnant from the performance bonus award trust subject to the execution and non-revocation of a release of claims by the Interim CEO and Adnant in the form provided by the Company and reasonably agreed by Adnant. The engagement services commenced on August 12, 2022 and the engagement remained in effect through December 31, 2022. Upon the expiration of the Original Adnant Letter, the engagement would automatically renew for subsequent three-month periods unless either party provided at least 30 days’ prior written notice of termination.

On June 30, 2023, the Company and Adnant entered into the A&R Engagement Letter, which amends and restates the Original Adnant Letter in its entirety. Under the A&R Engagement Letter, Adnant will continue to provide certain executive level consulting and related business support and services through September 30, 2023. Effective April 1, 2023, as compensation for such services, Adnant is entitled to receive a monthly flat fee of $0.20 million. Adnant has the option to convert accrued and unpaid service fees into shares of Common Stock. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of Common Stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. Adnant is also entitled to a Transaction Bonus Award of $1.25 million if the Company consummates a change of control transaction with a transaction value of at least $40.00 million. The Transaction Bonus Award is also payable if the Company consummates a Significant Event. The Transaction Bonus may be paid in cash or equity of the Company, or a combination of cash and equity, at Adnant’s election.

On December 29, 2023, the Board approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter. During the year ended December 31, 2024, the Company incurred engagement fees totaling $2.51 million.

On January 3, 2023, the Company entered into a sublease agreement with Adnant for use of the office building located in Downey, California as the Company's corporate headquarters. The lease term commenced on February 1, 2023 and expires on May 31, 2025, following which the sublease shall automatically continue on a month-to-month basis until terminated. Total rent expense incurred with the related party was $0.13 million and $0.13 million for the years ended December 31, 2024 and 2023, respectively.

On December 31, 2024, the Company entered into a Debt Conversion Agreement wherein total amounts due to Adnant totaling $6.17 million was converted into 3,808,559 shares of Common Stock at a price per share of $1.62 as repayment of accounts payable and the performance bonus award.

Following the Debt Conversion Agreement, accounts payable due to Adnant totaled $1.18 million as of December 31, 2024.

On January 1, 2025, the Company further amended and restated the A&R Engagement Letter pursuant to the Second A&R Engagement Letter. The Second A&R Engagement Letter extends the engagement through December 31, 2025 and decreases the service fee to $0.08 million, which is payable monthly subject to the Company having a sufficient cash balance.

2022 Private Placement

On or about December 30, 2022, the Company entered into Securities Purchase Agreements with certain accredited investors, including but not limited to, Sabas Carrillo (the Company’s Chief Executive Officer), Patty Chan (the Company’s Chief Financial Officer), James Miller (the Company's former Chief Operating Officer), and Robert Baca (the Company’s Interim Chief Legal Officer). The Securities Purchase Agreements related to a private placement (the “2022 Private Placement”) of: (a) up to approximately 14,285,714 shares of the Company’s Series V Preferred Stock for a price equal to the closing share price of the Company’s Common Stock on December 30, 2022 (on an as-converted-into-common stock-basis of one-tenth (1/10th) of a share of Common Stock for each one share of Series V Preferred Stock), or $1.40 per share of Common Stock, directly to the purchasers, and (b) up to 714,286 warrants to purchase up to 714,286 shares of the Common Stock directly to the purchasers, with an exercise price of each warrant of $2.80. Each share of Series V Preferred Stock is convertible into 100 shares of Common Stock, as further described in the Second Amended and Restated Certificate of Designation and as amended by the Reverse Stock Split. The 2022 Private Placement closed in January 2023. Pursuant to the 2022 Private Placement, Mr. Carrillo purchased 3,571,429 shares of Series V Preferred Stock and 178,571 warrants, Ms. Chan purchased 714,286 shares of Series V Preferred Stock and 35,714 warrants, Mr. Miller purchased 357,143 shares of Series V Preferred Stock and 17,857 warrants, and Mr. Baca purchased 1,071,429 shares of Series V Preferred Stock and 53,571 warrants.

On December 30, 2024, the Board of Directors amended the Series V Preferred Stock wherein the conversion ratio of each share of Series V Preferred Stock was increased to one-third (1/3rd) of a share of Common Stock and the automatic conversion was extended to the fourth anniversary of the original issuance date of shares of Series V Preferred Stock. In addition, the Board amended the terms of the warrants issued in the 2022 Private Placement to increase the number of shares of Common Stock into which the warrants are exercisable (now exercisable into 2,345,238 shares of Common Stock), reduce the exercise price to $0.46 per share, and extend the expiration date of the warrants to December 31, 2027.

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

Director Agreements

Pursuant to a Board of Directors Agreement effective August 1, 2023 by and between us and Matthew Barron, compensation shall be determined by the Board and the Compensation Committee. During the year ended December 31, 2023, the Board and the Compensation Committee agreed that compensation paid to directors shall be nil for the fiscal year ended December 31, 2023. As of December 31, 2024, Mr. Barron did not receive any cash compensation or issuance of Common Stock for his role as a director.

We are also party to indemnification agreements with each of our directors pursuant to which we have agreed, among other things, to indemnify each director to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a Director. In connection with the Reorganization, the Company entered into new indemnification agreements with the members of the Board, on terms substantially similar to those set forth in the existing director indemnification agreements of Unrivaled, except that the new indemnification agreements are governed by Delaware law in lieu of Nevada law.

Director Independence

Our Board is currently composed of three (3) members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, our Board has determined that one (1) of our directors, Mr. Matthew Barron, qualifies as an independent director. We evaluated independence in accordance with Nasdaq Stock Market Listing Rule 5605(a)(2).

The Board of Directors currently has three (3) separately designated standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Governance and Nominating Committee. All three of these committees are solely comprised of our independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees paid or to be paid for the audit of our annual financial statements and fees billed for other services rendered for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Audit Fees (1)	$397,938	$469,918
All Other Fees (2)	—	38,063
Total Fees	$397,938	$507,981

(1)

Audit Fees consisted of fees billed for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and internal control over financial reporting, review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. The principal accountants were Matsuura and GuzmanGray for the year ended December 31, 2024 and Marcum LLP for the year ended December 31, 2023. See "Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure" in this Report.

(2)	All Other Fees consists of fees for other miscellaneous items.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is specific to the particular service or category of services and is generally subject to a specific budget. In addition, the Audit Committee has delegated pre-approval authority to its Chairman who, in turn, must report any pre-approval decisions to the Audit Committee at its next scheduled regular meeting. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee, as applicable, pre-approved all fees for audit and non-audit work performed during fiscal year 2024 and 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements and Report of Independent Registered Public Accounting Firm – See Index on page F-1
(2)	Financial Statement Schedules have been omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements or the notes thereto.
(b)	The following exhibits are incorporated by reference from the Exhibit Index attached hereto.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Membership Interest Purchase Agreement, dated November 22, 2021.	8-K	11/29/2021	2.1
2.2	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
3.6	Amended and Restated Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective December 30, 2024.	8-K	1/6/2025	3.1
4.1	Description of Capital Stock	10-K	4/15/2024	4.1
4.2	Form of 3.0% Senior Convertible Promissory Note.	8-K	1/25/2021	4.4
4.3	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.4	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6

4.5	Secured Promissory Note, dated November 22, 2021.	8-K	11/29/2021	4.2
4.6	Unsecured Promissory Note, dated November 12, 2024.	8-K	11/14/2024	10.1
4.7	Amended and Restated Unsecured Promissory Note, dated December 31, 2024.	8-K	1/7/2025	10.1
4.8	Form of Unsecured Promissory Note, dated January 8, 2025.	8-K	1/15/2025	10.1
4.9	Senior Secured Promissory Note, dated January 31, 2025.	8-K	2/4/2025	10.2
10.1	2016 Equity Incentive Plan †.	10-K	3/29/2016	10.23
10.2	Form of Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan.†	8-K	6/26/2019	10.1
10.3	Amendment to Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan, dated as of February 14, 2020.†	8-K	2/18/2020	10.5
10.4	2019 Equity Incentive Plan of UMBRLA, Inc.†	10-Q	8/16/2021	10.22
10.5	Amendment to 2019 Equity Incentive Plan of UMBRLA, Inc., dated March 1, 2020.†	10-Q	8/16/2021	10.23
10.6	Amendment to 2019 Equity Inventive Plan of UMBRLA, Inc., dated October 22, 2020.†	10-Q	8/16/2021	10.24
10.7	Sublease, dated March 29, 2016, by and between Black Oak Gallery and CCIG Properties, LLC .	8-K/A	4/5/2016	10.27
10.8	Promissory Note issued by Unrivaled Brands, Inc. in favor of Arthur Chan, dated July 27, 2021.	8-K	8/2/2021	10.2
10.9	Six-Month Note (Sterling Harlan)	8-K	10/5/2021	10.1
10.10	Six-Month Note (Matthew Guild)	8-K	10/5/2021	10.2
10.11	Twelve-Month Note (Sterling Harlan)	8-K	10/5/2021	10.3
10.12	Twelve-Month Note (Matthew Guild)	8-K	10/5/2021	10.4

10.13	People’s Security Agreement, dated November 22, 2021.	8-K	11/29/2021	10.4
10.14	People’s Guaranty, dated November 22, 2021.	8-K	11/29/2021	10.5
10.15	Engagement Letter between the Company and Adnant, LLC dated August 12, 2022.†	8-K	8/12/2022	10.1
10.16	Unsecured Promissory Note dated December 28, 2022, between the Company and Joseph Gerlach.	8-K	1/4/2023	10.4
10.17	Management Services Agreement dated December 28, 2022, by and among the Company and Brick City Productions, Inc.	8-K	1/4/2023	10.5
10.18	Form of Securities Purchase Agreement dated December 30, 2022, by and among the Company and the purchasers named therein, including Exhibit 10.53.1.	8-K	1/6/2023	4.1
10.18.1	Exhibit 10.53.1	10-K	4/7/2023	10.53.1
10.19	Form of Amended and Restated Voting Agreement by and among the Company, holders of shares of Series V Preferred Stock, and Sabas Carrillo, including Exhibit 10.54.1.	10-K	4/15/2024	10.40
10.19.1	Exhibit 10.54.1	10-K	4/7/2023	10.54.1
10.20	Settlement Agreement and Release, dated April 30, 2023.	8-K	5/4/2023	10.1
10.21	Amended and Restated Engagement Letter between the Company and Adnant dated June 30, 2023.†	8-K	7/7/2023	10.1
10.22	Indemnification Agreement (Sabas Carrillo), dated January 12, 2024.†	10-K	4/15/2024	10.43
10.23	Indemnification Agreement (Patty Chan), dated January 12, 2024.†	10-K	4/15/2024	10.44
10.24	Indemnification Agreement (James Miller), dated January 12, 2024.†	10-K	4/15/2024	10.45
10.25	Indemnification Agreement (Matthew Barron), dated January 12, 2024.†	10-K	4/15/2024	10.46
10.26	Amended and Restated Binding Letter of Intent between the Company and SAS, dated May 1, 2024.	8-K	5/3/2024	10.1
10.27	Management Services Agreement between Blum Management Holdings, Inc. and SAS, dated May 1, 2024.	8-K	5/3/2024	10.2
10.28	Advisory and Consulting Agreement between Blum Management and Coastal, dated May 1, 2024.	8-K	5/7/2024	10.1
10.29	Membership Interest Purchase Agreement between Haven Nectar, Unrivaled and People’s, dated June 10, 2024.	8-K	6/14/2024	10.1
10.30	Transition Services Agreement between Haven Nectar and Unrivaled, dated June 10, 2024.	8-K	6/14/2024	10.2
10.31	Trademark License Agreement between Blum Management and People’s, dated June 10, 2024.	8-K	6/14/2024	10.3
10.32**	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.*
10.33**	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.*
10.34**	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.*
10.35**	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.*
10.36	Stock Purchase Agreement between Unrivaled Brands, Inc. and VLPS, LLC, dated November 5, 2024.	8-K	11/7/2024	10.1
10.37	Stock Purchase Agreement between Unrivaled Brands, Inc. and VLPS, LLC, dated November 5, 2024.	8-K	11/7/2024	10.2
10.38	Debt Conversion Agreement between the Company and Adnant, dated December 30, 2024.	8-K	1/7/2025	10.2
10.39	Amended and Restated Engagement Letter between the Company and Adnant, dated January 1, 2025.†	8-K	1/7/2025	10.3
10.40	Binding Term Sheet between the Company and Mt. Tam Ventures II, LLC, dated January 2, 2025.	8-K	1/8/2025	10.1
10.41	Binding Term Sheet between the Company and Mesh Ventures, LLC, dated January 8, 2025.	8-K	1/14/2025	10.1
10.42	Binding Letter of Intent between the Company, Blüm Acquisition Co. and Target, dated January 31, 2025.	8-K	2/4/2025	10.1
14.1	Code of Ethics.	8-K	11/5/2015	14.1
19.1	Insider Trading Policy*
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
23.2	Consent of GuzmanGray*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
**	Portions of the exhibit have been omitted.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blum Holdings, Inc.

Date: March 13, 2025	By:	/s/ Sabas Carrillo
Sabas Carrillo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 13, 2025	By:	/s/ Sabas Carrillo
Sabas Carrillo
Chief Executive Officer and Chairman of the Board
Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer

Date: March 13, 2025	By:	/s/ James Miller
James Miller
Director

Date: March 13, 2025	By:	/s/ Matthew Barron
Matthew Barron
Director

BLUM HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Blum Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blum Holdings, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, mezzanine equity and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2023, before the retrospective adjustments described in Notes 2 and 21, were audited by other auditors whose report, dated April 15, 2024, expressed an unqualified opinion on those statements. We have audited those retrospective adjustments to the 2023 consolidated financial statements, as reported in the consolidated financial statements as of and for the year ended December 31, 2024, related to discontinued operations as described in Notes 2 and 21. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures related to the Company’s 2023 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements as a whole.

Explanatory Paragraph – Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are further detailed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of Intangible Assets Acquired in Business Combination -  Coastal Pine Group Forecasted Cash Flows

In connection with the May 1, 2024 acquisition of Coastal Pine Group (“CPG”), the Company estimated the forecasted cash flows of CPG on the acquisition date. The Company used the forecasted cash flows to determine the estimated fair value of the intangible assets identified in the acquisition. As disclosed in Note 10 of the consolidated financial statements, the fair value of the intangible assets as of the acquisition date is $3.1 million.

Auditing the forecasted cash flows was challenging and required significant auditor judgment due to the high degree of uncertainty in evaluating significant assumptions. The significant assumptions of the forecasted cash flows include forecasted revenues, cost of goods sold and operating expenses for CPG. These assumptions are forward-looking and could be affected by future economic and market conditions.

We obtained an understanding and evaluated the design and implementation of the internal controls over the Company's process for determining the fair value of the intangible assets related to the CPG acquisition. This included controls over management’s development of the above-described assumptions used in the forecasted cash flows.

In testing the forecasted cash flows, we performed audit procedures that included, among others, testing the significant assumptions used in the forecast as described above. We evaluated the completeness and accuracy of the underlying data used in supporting the assumptions and estimates. We evaluated the reasonableness of forecasted revenues and revenue growth rate, cost of goods sold and gross profit percentage, operating expenses used within the forecast against historical information, industry trends, market trends, and other market information. In addition, we involved valuation specialists to assist in evaluating the methodology used to calculate the fair value of the intangible assets as well as the Company’s selection of the discount rate. Our valuation specialists evaluated the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ GuzmanGray

GuzmanGray

We have served as the Company's auditor since 2024.
Costa Mesa, California
March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Blum Holdings, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the reporting of discontinued operations described in Note 21, and the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 23, the consolidated balance sheet of Unrivaled Brands, Inc. (reorganized as Blum Holdings, Inc. effective January 12, 2024) (the “Company”) as of December 31, 2023, the related consolidated statements of operations, mezzanine equity and stockholders’ deficit and cash flows for the year then ended, and the related notes (the 2023 financial statements before the effects of the adjustments discussed in Notes 21 and 23 are not presented herein). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustments for the reporting of discontinued operations described in Note 21, and the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 23, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the reporting of discontinued operations described in Note 21, and the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 23, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by GuzmanGray.

Explanatory Paragraph – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Deductibility of expenses under IRC § 280E

As described in Note 20 to the financial statements, the Company’s subsidiaries produce and sell cannabis or cannabis pure concentrates and are subject to the limits of Internal Revenue Code Section 280E, which allows the Company to deduct only expenses directly related to sales of product for federal tax purposes. This requires management to make estimates and judgments relating to the bifurcation of expenses between direct costs of sales versus other operating expenses for such subsidiaries. This also requires management to make judgments as to whether the deduction of operating expenses at the parent company that provides corporate oversight and other services to such subsidiaries, which is an uncertain tax position, met the “more-likely-than-not” recognition threshold.

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

Costa Mesa, California
April 15, 2024

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,040	$416
Accounts Receivable, Net of Allowance for Credit Losses of nil and $150 at December 31, 2024 and 2023, respectively	143	454
Inventory	674	1,109
Prepaid Expenses & Other Assets	826	372
Notes Receivable	188	645
Assets Related to Discontinued Operations	—	1,697
Total Current Assets	2,871	4,693

Property, Equipment and Leasehold Improvements, Net	267	9,185
Right-of-Use Assets - Operating Leases	1,614	8,166
Intangible Assets, Net	2,952	530
Goodwill	17,116	—
Other Assets	—	1,476
Investments	—	2,067
Long-Term Assets Related to Discontinued Operations	—	5,954
TOTAL ASSETS	$24,820	$32,071

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$7,391	$16,596
Current Portion of Notes Payable	650	22,593
Income Taxes Payable	1,618	9,170
Liabilities Related to Discontinued Operations	—	14,189
Total Current Liabilities	9,659	62,548

Notes Payable, Net of Discounts	2,317	6,485
Accrued Income Taxes	9,894	—
Deferred Tax Liabilities	1,774	112
Operating Lease Liabilities	1,818	8,446
Derivative Liabilities	4,102	—
Long-Term Liabilities Related to Discontinued Operations	—	176
TOTAL LIABILITIES	29,564	77,767

COMMITMENTS AND CONTINGENCIES (Note 26)

MEZZANINE EQUITY (Note 15)	2,005	—

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of December 31, 2024 and 2023	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized, 13,553,473 and 8,509,384 shares outstanding as of December 31, 2024 and 2023, respectively	12	9
Additional Paid-In Capital	414,319	408,473
Accumulated Deficit	(421,081)	(454,179)
Total Stockholders' Deficit	(6,749)	(45,696)
TOTAL MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	(4,744)	(45,696)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$24,820	$32,071

The accompanying notes are an integral part of the consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)

	Year Ended December 31,
	2024	2023

Revenue	$12,990	$7,756
Cost of Goods Sold	6,782	3,948
Gross Profit	6,208	3,808

Operating Expenses (Income):
Selling, General & Administrative	18,556	21,002
Impairment Expense	1,709	—
(Gain) Loss on Disposal of Assets	(19,439)	1,607
Total Operating Expenses	826	22,609

Income (Loss) from Operations	5,382	(18,801)

Other Income (Expense):
Interest Expense, Net	(2,123)	(2,417)
Gain on Extinguishment of Debt	15,133	5,441
Change in Fair Value of Derivative Liability	(492)	—
Income from Employer Retention Credit	—	1,232
Realized Gain (Loss) on Investments	167	(61)
Unrealized Gain on Long-Term Investments	—	667
Other Income	243	829
Total Other Income, Net	12,928	5,691

Income (Loss) from Continuing Operations Before Provision for Income Taxes	18,310	(13,110)
Provision for Income Tax Expense for Continuing Operations	(1,417)	(576)
Net Income (Loss) from Continuing Operations	16,893	(13,686)

Income from Discontinued Operations Before Provision for Income Taxes	16,205	3,096
Provision for Income Tax Expense for Discontinued Operations	—	(3,540)
Net Income (Loss) from Discontinued Operations	16,205	(444)

NET INCOME (LOSS)	$33,098	$(14,130)

Net Income (Loss) from Continuing Operations per Common Share - Basic	$1.79	$(1.67)
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$1.21	$(1.67)
Weighted-Average Shares Outstanding - Basic	8,499,807	8,193,853
Weighted-Average Shares Outstanding - Diluted	13,395,473	8,193,853

The accompanying notes are an integral part of the consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands, except for shares)

	Mezzanine Equity	Convertible Series V Preferred Stock		Common Stock		Treasury Stock	Additional	Accumulated
	Amount	Shares	Amount	Shares	Amount	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	$—	—	$—	6,795,136	$7	$(808,000)	$404,313	$(440,049)	$(36,537)
Net Loss	—	—	—	—	—	—	—	(14,130)	(14,130)
Stock Compensation - Services Expense	—	—	—	961,783	1	—	1,909	—	1,910
Stock Issued for Cash	—	14,071,431	1	—	—	—	1,969	—	1,970
Cashless Exercise of Warrants	—	—	—	25,146	—	—	—	—	—
Stock Option Expense	—	—	—	—	—	—	525	—	525
Forfeiture and Cancellation of Treasury Stock	—	—	—	(32,084)	—	808	(808)	—	—
Stock Issued for Management Fees	—	—	—	759,403	1	—	565	—	566
Balance at December 31, 2023	$—	14,071,431	$1	8,509,384	$9	$—	$408,473	$(454,179)	$(45,696)
Net Income	—	—	—	—	—	—	—	33,098	33,098
Cancellation of Shares	—	—	—	(10,279)	(1)	—	1	—	—
Acquisition of Coastal Pines Group	1,264	—	—	1,245,809	—	—	—	—	1,264
Accretion of Mezzanine Equity	741	—	—	—	—	—	(741)	—	—
Stock Option Expense	—	—	—	—	—	—	371	—	371
Conversion of Related Party Liability	—	—	—	3,808,559	4	—	6,161	—	6,165
Issuance of Warrants	—	—	—	—	—	—	54	—	54
Balance at December 31, 2024	$2,005	14,071,431	$1	13,553,473	$12	$—	$414,319	$(421,081)	$(4,744)

The accompanying notes are an integral part of the consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$33,098	$(14,130)
Less: Net Income (Loss) from Discontinued Operations	16,205	(444)
Net Income (Loss) from Continuing Operations	16,893	(13,686)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Expense	113	112
Bad Debt Expense	179	380
(Gain) Loss on Sale of Investments	(167)	61
Gain on Extinguishment of Debt	(15,133)	(5,441)
Change in Fair Value of Derivative Liability	492	—
Non-Cash Interest Expense, Net	14	287
(Gain) Loss on Disposal of Assets	(19,439)	1,607
Discount on Issuance of Warrants	54	—
Depreciation and Amortization	732	327
Amortization of Operating Lease Right-of-Use Asset	838	1,136
Stock-Based Compensation	371	2,435
Unrealized Gain on Investments	—	(667)
Impairment Loss	1,709	—
Other	—	(70)
Change in Operating Assets and Liabilities:
Accounts Receivable	53	(550)
Inventory	947	19
Prepaid Expenses & Other Current Assets	(472)	(39)
Other Assets	1,258	(1,241)
Accounts Payable & Accrued Liabilities	10,308	10,141
Operating Lease Liabilities	(894)	(469)
Net Cash Used in Operating Activities - Continuing Operations	(2,144)	(5,658)
Net Cash Provided by Operating Activities - Discontinued Operations	595	4,672
NET CASH USED IN OPERATING ACTIVITIES	(1,549)	(986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(10)	(311)
Proceeds from Notes Receivable	222	634
Cash from Acquisitions	959	—
Proceeds from Sale of Investments	1,300	149
Cash Included in Assets Disposed	(438)	—
Net Cash Provided by Investing Activities - Continuing Operations	2,033	472
Net Cash Used in Investing Activities - Discontinued Operations	(3)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,030	472

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	800	—
Payments of Debt Principal	(657)	(1,431)
Proceeds from Issuance of Preferred Stock	—	1,970
Net Cash Provided by Financing Activities - Continuing Operations	143	539
NET CASH PROVIDED BY FINANCING ACTIVITIES	143	539

NET CHANGE IN CASH	624	25
Cash and Cash Equivalents at Beginning of Period	416	391
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,040	$416

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$756	$197

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Mezzanine Equity	$741	$—
Accrued Interest Converted into Principal	$—	$1,896
Conversion of Accounts Payable to Note Payable	$337	$—
Non-Cash Consideration for Acquisition of Coastal Pines Group, Including Liabilities Assumed	$24,060	$—
Conversion of Related Party Liabilities to Common Stock	$6,165	$—
Net Assets Transferred to Assets Held for Sale	$—	$(106)

The accompanying notes are an integral part of the consolidated financial statements.

BLUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Blum Holdings, Inc. (“Blüm” or the “Company”) is a publicly traded holding company with operations throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California.

Blum Holdings, Inc. is a holding company with the following subsidiaries, including variable interest entities that are consolidated by the Company:

•	Blum Management Holdings, Inc., a Delaware corporation (“Blum Management”)
•	Safe Accessible Solutions, Inc., a California corporation (“Cookies Sacramento”)
•	Coastal Pine Holdings, Inc., a Wyoming corporation
•	Westcoast Management Holdings, Inc., a Wyoming corporation
•	Blum A2, Inc., a Delaware corporation

References in the consolidated financial statements to “the Company”, “Blüm”, “we”, “us”, or “our” are intended to mean Blum Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. References in the consolidated financial statements to “the Company” prior to the Reorganization on January 12, 2024 refer to Unrivaled Brands, Inc.

Corporate Reorganization

On January 12, 2024, Unrivaled Brands, Inc., a Nevada corporation (“Unrivaled”), completed a corporate reorganization (the “Reorganization”) pursuant to which the Company became the ultimate parent of Unrivaled. As part of the Reorganization, Unrivaled entered into an Agreement and Plan of Merger, dated October 9, 2023 (the “Reorganization Agreement”), with Blüm and Blum Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Blüm (“Merger Sub”), in which, among other things and subject to its terms and conditions, as described below, Merger Sub merged with and into Unrivaled, with the separate existence of Merger Sub ceasing and with Unrivaled surviving as a direct, wholly-owned subsidiary of Blüm. After the Reorganization, the Company continues to engage in the business conducted by it prior to the Reorganization and the directors and executive officers of Unrivaled continued to serve in the same capacities for Blüm.

The Reorganization Agreement provides that at the effective time of the Reorganization, on January 12, 2024, all of the issued and outstanding shares of Unrivaled’s Common Stock, par value $0.001 per share, were converted automatically on a one-for-one basis into shares of Blüm’s Common Stock, par value $0.001 per share, and all of the issued and outstanding shares of Unrivaled’s Series V preferred stock, par value $0.001 per share, were converted on a one-for-one basis into shares of Blüm’s respective classes of preferred stock, par value $0.001 per share. On February 12, 2024, the Company began trading as "BLMH" on the OTCQB.

Additionally, effective January 12, 2024, (i) each outstanding option to purchase shares of Unrivaled's Common Stock (a “UNRV Option”) was converted automatically into a stock option to purchase an identical number of shares of Blüm Common Stock, (ii) each outstanding warrant to purchase shares of Unrivaled's Common Stock (a “UNRV Warrant”) was converted automatically into a warrant to purchase an identical number of shares of Blüm Common Stock, and (iii) each outstanding promissory note convertible into shares of Unrivaled's Common Stock (a “UNRV Note”) was automatically converted into a promissory note convertible into an identical number of shares of Blüm Common Stock, in each case, on the same terms and conditions as applied to the UNRV Option, UNRV Warrant and UNRV Note, respectively, immediately prior to the effective date and as set forth in the documentation relating to such UNRV Option, UNRV Warrant and UNRV Note.

Immediately prior to the completion of the Reorganization, effective January 12, 2024, Unrivaled completed a reverse stock split of its Common Stock at a ratio of 1-for-100 (the “Reverse Stock Split”). As a result of the Reorganization, the current stockholders of Unrivaled became stockholders of Blüm with the same number and percentage of shares of Blüm as they held in Unrivaled immediately prior to the Reorganization, subject to any changes from the implementation of the Reverse Stock Split. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this Reverse Stock Split and adjustment of the preferred stock conversion ratios.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of operations and cash flows for the years ended December 31, 2024 and 2023 have been included.

Going Concern

While pre-tax net income from continuing operations was $18.31 million for the year ended  December 31, 2024, the Company incurred a pre-tax net loss from continuing operations of $13.11 million for the year ended  December 31, 2023. The Company had an accumulated deficit of $421.08 million and $454.18 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, the Company had a consolidated cash balance of $1.04 million. Management expects to experience further net losses in 2025 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to allowances for credit losses, sales returns, inventory valuation, investments, depreciable lives and residual value of property, plant, and equipment, goodwill and purchased intangible asset valuations, right-of-use assets, lease liabilities, derivative liabilities, stock-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Right-of-use assets previously included in other assets are now presented as a single line item on the consolidated balance sheets. Accrued state income tax previously included in accounts payable and accrued liabilities has been reclassified to income taxes payable on the consolidated balance sheets. These reclassifications did not affect total assets, total liabilities, mezzanine equity, stockholders' deficit or net loss.

Under ASC Subtopic 205- 20, “ Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205- 20”), a component of an entity that is classified as discontinued operations is presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. All assets and liabilities related to such discontinued operations are presented separately in the consolidated balance sheets for all periods presented. The comparative prior period amounts in the Consolidated Financial Statements as of December 31, 2023 have been recast to exclude People's and The Spot from continuing operations. Accordingly, the presentation of prior period balances may not agree to previously issued financial statements.

Accounts Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are shown on the face of the consolidated balance sheets, net of an allowance for credit losses. The Company analyzes current and expected factors, including the aging of accounts receivable, historical losses, customer creditworthiness and current economic trends, in determining the allowance for credit losses. The Company does not accrue interest receivable on past due accounts receivable. The allowance for credit losses was nil and $0.15 million as of December 31, 2024 and 2023, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods. The inventory reserve balance was nil as of December 31, 2024 and 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include advertising, insurance, and service or other contracts requiring upfront payments.

Investments

Investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for an investment under the equity method of accounting when the Company has significant influence over the investment. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment’s fair value.

Publicly held equity securities are recorded at fair value with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on investments in our consolidated statements of operations.

Notes Receivable

The Company reviews all outstanding notes receivable for collectability as information becomes available pertaining to the Company’s inability to collect. An allowance for notes receivable is recorded for the likelihood of non-collectability. The Company accrues interest on notes receivable based net realizable value. The allowance for credit losses of uncollectible notes was nil as of December 31, 2024 and 2023.

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

Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred. Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. The Company continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment” ("ASC 360"). When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See “Note 7 – Property, Equipment and Leasehold Improvements” for further information.

Intangible Assets

Intangible assets continue to be subject to amortization, and any impairment is determined in accordance with ASC 360. Intangible assets are stated at historical cost and amortized over their estimated useful lives. The Company uses a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our definite-lived intangible assets are as follows:

In Years
Customer Relationships	3 to 5
Dispensary Licenses	14

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

The Company reviews the goodwill allocated to each of our reporting units for possible impairment annually as of November 1, and whenever events or changes in circumstances indicate carrying amount may not be recoverable. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary or a quantitative assessment (“step one”). In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of our assets and liabilities, including existing goodwill and other intangible assets, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. Where the Company has had an acquisition that benefited more than one reporting unit, the Company has assigned the goodwill to our reporting units as of the acquisition date such that the goodwill assigned to a reporting unit is the excess of the fair value of the acquired business, or portion thereof, to be included in that reporting unit over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess.

Business Combinations

The Company accounts for its business acquisitions in accordance with ASC 805-10, “Business Combinations.” The Company allocates the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models, and therefore require judgment. The Company’s estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain.

Convertible Instruments

The Company accounts for convertible instruments in accordance with ASC Topic 470, "Debt—Debt with Conversion and Other Options". The Company records convertible debt instruments in their entirety as a liability at fair value upon issuance. Subsequent to initial recognition, the convertible debt is measured at amortized cost, with any issuance costs amortized over the life of the instrument. Interest expense is recognized using the effective interest method, and any changes in fair value are not recognized in earnings unless the instruments are settled or converted.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net cash settlement of the derivative instrument could be required within twelve months of the reporting date. Critical estimates and assumptions used in the models are discussed in “Note 14 – Derivative Liabilities”.

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

Discontinued Operations

Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows. See “Note 21 – Discontinued Operations”. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale.

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

The Company recognizes revenue from distribution product sales when its customers obtain control of the products. This determination is based on the customer specific terms of the arrangement and gives consideration to factors including, but not limited to, whether the customer has an unconditional obligation to pay, whether a time period or event is specified in the arrangement and whether the Company can mandate the return or transfer of the products. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with collected taxes recorded as current liabilities until remitted to the relevant government authority.

Refer to the "Note 23 – Segment Information" for discussion on revenue disaggregation by segment. The Company believes this level of disaggregation sufficiently depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

Advertising Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising expenses from continuing operations totaled $0.54 million and $0.61 million for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including restricted stock awards. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, which is generally the performance period and the related amount is recognized in the consolidated statements of operations.

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

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company files a consolidated United States federal income tax return with the exception of Coastal Pines Group, which files separate federal returns. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Employer Retention Credits

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS") 20, "Accounting for Government Grants and Disclosure of Government Assistance". In accordance with IAS 20, the Company determined that upon reasonable assurance that the Company has or will comply with the ERC requirements and receipt of the ERC, the Company will record the ERC as a component of other income or expense in the consolidated statement of operations. During the year ended December 31, 2023, the Company received $1.23 million for the ERC, which was included in continuing operations.

Income (Loss) Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share,” net income (loss) per share is computed by dividing net income or loss by the weighted-average shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. Refer to “Note 19 – Earnings Per Share”.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	2024	2023
Common Stock Warrants	3,254,578	1,463,312
Common Stock Options	297,064	369,301
	3,551,642	1,832,613

Fair Value of Financial Instruments

Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts receivable, other liabilities, and accounts payable and accrued liabilities wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payable wherein the carrying value at the effective interest rate approximates fair value as the interest rate for notes payable.

The following table summarizes the Company's financial instruments as of December 31, 2024 and 2023:

	(in thousands)
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Financial Assets:
Cash and Cash Equivalents	$—	$1,040	$—	$416
Accounts Receivable	$143	$—	$454	$—
Notes Receivable	$188	$—	$645	$—
Investments	$—	$—	$—	$2,067

Financial Liabilities:
Accounts Payable & Accrued Liabilities	$7,391	$—	$16,596	$—
Notes Payable	$2,967	$—	$29,078	$—
Derivative Liabilities	$—	$4,102	$—	$—

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

The individual fair values attributed to the different components of a financing transaction, notably derivative financial instruments and convertible debt, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and derive estimates. Significant judgment is also used when attributing fair values to each component of a transaction upon initial recognition, measuring fair values for certain instruments on a recurring basis and disclosing the fair values of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of instruments that are not quoted or observable in an active market.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, including those that have a single reportable segment. It also requires all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. In addition, the ASU requires entities to disclose information about the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the standard on December 31, 2024 did not have a material impact on the Company’s consolidated financial statements.  Refer to “Note 23 – Segment Information”.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement — Reporting Comprehensive  Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disaggregation of relevant expense captions in a tabular presentation within the footnotes to the financial statements. Further, certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. In addition, the ASU requires entities to disclose selling expenses on an annual and interim basis. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3 – BANKRUPTCY FILING

On November 6, 2024 (the “Petition Date”), the Company’s wholly owned subsidiaries Unrivaled and Halladay Holding (each a “Debtor” and collectively, the “Debtors”) voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (“Bankruptcy Court”), bearing case numbers 2:24-bk-19127-BB and 2:24-bk-19128-BB (“Bankruptcy Cases”). The Debtors voluntarily filed for relief under Chapter 11 of the Bankruptcy Code following insolvency and litigation by People’s California, LLC (“People's”). The Chapter 11 filing is limited to Unrivaled and Halladay Holding, meaning only their assets and liabilities are included in the Debtors-in-Possession estates. Blum Holdings, Inc., along with all other operations of the Company are not included in the bankruptcy proceeding and continue operating in the ordinary course of business.

As a result of the Chapter 11 filing, the Debtors are now subject to review and oversight by the Bankruptcy Court. As a result, the Company no longer has exclusive control over Debtors’ activities during the Chapter 11 proceedings. Therefore, all assets and liabilities related to the Debtors were deconsolidated as of the Petition Date. Prior to the Chapter 11 filing, the Company issued a guarantee on behalf of Unrivaled and Halladay Holding for accounts payable totaling $6.96 million, which was recorded at fair value. The Company recognized a gain upon deconsolidation of $20.79 million which is reflected in "(Gain) Loss on Disposal of Assets" on the consolidated statement of operations for the year ended December 31, 2024.

The Debtors jointly filed a liquidating plan on February 4, 2025, and a disclosure statement describing the plan. While the plan and related documents are available on the public docket, the Bankruptcy Court has not approved the disclosure statement as containing adequate information about the plan, nor has the Bankruptcy Court confirmed the plan.

Significant Bankruptcy Court Actions

In the Bankruptcy Cases, the most active adversarial party has been a creditor, People's, with whom the Debtors were engaged in pre-bankruptcy litigation.

Within the first 30 days of the bankruptcy proceedings, the Debtors successfully obtained court approval to sell the real property owned by Halladay Holding free and clear of the disputed liens, claims, and interests asserted by People's. The court-approved sale was finalized on February 14, 2025.

On December 16, 2024, the Debtors initiated an adversary proceeding against People's in Bankruptcy Court (Case No. 2:24-ap-1272-BB) seeking to recover approximately $8.22 million in allegedly avoidable cash transfers made to People's in the two years preceding the bankruptcy filing, pursuant to Bankruptcy Code Sections 544, 547, 548, and 550.

On December 17, 2024, the Debtors removed a pre-bankruptcy lawsuit filed by People's against Unrivaled from California State Court to Bankruptcy Court, commencing Case No. 2:24-ap-1274-BB. This case pertains to an attempted foreclosure sale of Halladay Holding’s commercial real property and payments made by Unrivaled to People's under a prepetition settlement agreement.

On January 7, 2025, People's filed a motion to dismiss the Debtors’ bankruptcy case. The hearing on that motion has been continued to March 12, 2025, as the parties engaged in settlement discussions, and it is expected that the hearing will be continued for another 30 days due to the settlement discussed in the paragraph immediately below.

On February 12, 2025, the Debtors and People's participated in an in-person mediation and reached a settlement. Under the settlement terms, all pre-petition litigation and bankruptcy adversary proceedings between the parties will be dismissed, People's will withdraw its motion to dismiss the bankruptcy case, People's will support the Debtors’ liquidating plan, and a payment of $0.40 million from the sale of the Halladay Holding property will be made to People's, with an additional $1.00 million to be subject to an interpleader complaint. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

The following are the consolidated balance sheets of the Debtors immediately prior to the Petition Date and December 31, 2023, and the consolidated statements of operations for the period January 1, 2024 through immediately prior to the Petition Date and for the year ended December 31, 2023.

	November 6, 2024	December 31, 2023
Cash	$—	$16
Accounts Receivable, Net	—	29
Prepaid Expenses and Other Assets	—	281
Notes Receivable	—	645
Total Current Assets	—	971

Property, Equipment and Leasehold Improvements, Net	5,916	8,166
Right-of-Use Assets	—	1,827
Other Assets	—	1,476
Investments	833	667
Intercompany	0	2,161
Assets Related to Subsidiaries	6,749	15,268

Accounts Payable and Accrued Expenses	10,279	13,776
Current Lease Liability	—	624
Notes Payable	6,705	6,485
Income Tax Payable	10,555	10,194
Total Current Liabilities	27,539	31,079

Notes Payable	—	22,593
Deferred Tax Liabilities	—	112
Operating Lease Liabilities	—	2,163
Liabilities Related to Subsidiaries	27,539	55,947

Net Assets (Liabilities) Related to Subsidiaries	$(20,790)	$(40,679)

	January 1, 2024 through	Year Ended
	November 6, 2024	December 31, 2023
Total Revenues	$—	$230
Cost of Goods Sold	—	1
Gross Profit	—	229

Selling, General and Administrative Expenses	947	14,961
Impairment of Assets	1,832	—
(Gain) Loss on Disposal of Assets	(13,966)	1,607
Total Operating Expenses	(11,187)	16,568

Income (Loss) from Operations	11,187	(16,339)

Other Income	(13,075)	(5,690)

Income (Loss) Before Provision for Income Taxes	24,262	(10,649)

Provision for Income Taxes (Benefit) Expense	(10,659)	576
Net Income (Loss) Related to Subsidiaries	$34,921	$(11,225)

NOTE 4 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations and it maintains significant cash on hand at certain of its locations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was $0.14 million and nil as of December 31, 2024 and 2023, respectively.

The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the years ended December 31, 2024 and 2023.

The Company sources cannabis products for retail, cultivation, and production from various vendors. However, as a result of the new regulations in the State of California, the Company’s California retail, cultivation, and production operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into a relationship with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the years ended December 31, 2024 and 2023, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 5 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory as of December 31, 2024 and 2023 consisted of the following:

	(in thousands)
	December 31, 2024	December 31, 2023
Raw Materials	$313	$647
Finished Goods	361	462
Total Inventory	$674	$1,109

NOTE 6 – INVESTMENTS

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

Mystic Holdings

On September 12, 2023, the Company entered into a settlement agreement to resolve the outstanding litigation with Mystic Holdings, Inc. (“Mystic”) which confirmed the Company's ownership of 8,323,764 shares of common stock in Mystic and 8,332 shares of Series A preferred stock in Mystic. In accordance with ASC 321, “Investments - Equity Securities” (“ASC 321”), the Company recorded the investment in equity securities at fair value based upon the quoted price of the shares in active trading markets (Level 1). As of and for the year ended  December 31, 2023, the fair value of the investment was $0.67 million and the Company recorded an unrealized gain on investment of $0.67 million. On November 6, 2024, the investment in Mystic was deconsolidated as part of the bankruptcy petition filed by Unrivaled. As of and for the year ended December 31, 2024, the fair value of the investment was $0.0 million and the Company realized a gain on investment of $0.17 million. Refer to “Note 26 – Commitments and Contingencies” for further details on the litigation matter.

IVXX Gardens I, Inc.

On December 15, 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's second cultivation operations in Oakland, California (the "MSA"). The MSA included an option to purchase the licensed entity at its fair value or a negotiated price. In conjunction with the MSA, the parties entered into a binding letter of intent to sell 100% of the stock and assets of the licensed entity for a purchase price of $1.40 million, which $0.10 million was received as a deposit as of December 31, 2023. As a result of the MSA, the Company deconsolidated IVXX Gardens I, Inc. on December 15, 2023 and recorded its retained noncontrolling interest as an investment in equity at fair value of $1.40 million as of December 31, 2023. On January 28, 2024, the purchase option contained within the MSA was exercised and the sale was completed. The Company no longer retains any noncontrolling interest as of December 31, 2024.

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements as of December 31, 2024 and 2023 consisted of the following:

	(in thousands)
	December 31, 2024	December 31, 2023

Land and Building	$—	$7,581
Furniture and Equipment	41	168
Computer Hardware	52	281
Leasehold Improvements	621	5,241
Vehicles	7	19
Construction in Progress	—	538
Subtotal	721	13,828
Less Accumulated Depreciation	(454)	(4,643)

Property, Equipment and Leasehold Improvements, Net	$267	$9,185

Depreciation expense related to continuing operations was $0.58 million and $0.33 million for the years ended December 31, 2024 and 2023, respectively.

During the fiscal third quarter ended September 30, 2023, the Company disposed of net assets primarily consisting of property and equipment totaling $1.54 million which was recorded as a loss on disposal of assets for the year ended December 31, 2023.

During the second fiscal quarter of 2024, management noted indicators of impairment of its property, equipment and leasehold improvements within its corporate asset group. Specifically, changes in circumstances resulted in changes to expected future cash flows from land and building. The Company used a recent transaction price to determine fair value, resulting in an impairment loss of $1.71 million during the year ended  December 31, 2024. The impairment charges relating to property, equipment and leasehold improvements are presented in the “Impairment Expense” line in the consolidated statements of operations.

All property, equipment and leasehold improvements related to discontinued operations are separately presented from the consolidated balance sheets as of December 31, 2024 and 2023. Refer to "Note 21 - Discontinued Operations".

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

		December 31, 2024			December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Customer Relationships	3 to 5	$—	$—	$—	$7,400	$(7,400)	$—
Operating Licenses	14	3,100	(148)	2,952	4,769	(4,769)	—
Total Amortizing Intangible Assets		3,100	(148)	2,952	12,169	(12,169)	—

Non-Amortizing Intangible Assets:
Trade Names	Indefinite	—	—	—	530	—	530
Total Non-Amortizing Intangible Assets		—	—	—	530	—	530

Total Intangible Assets, Net		$3,100	$(148)	$2,952	$12,699	$(12,169)	$530

All intangible assets related to discontinued operations are separately presented from the consolidated balance sheets as of December 31, 2024 and 2023. Refer to "Note 21 - Discontinued Operations".

Amortization expense related to continuing operations was $0.15 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively.

For the purpose of the annual impairment test on November 1, the Company performed a qualitative assessment and noted no impairment of its indefinite-lived intangible assets as of December 31, 2024 and 2023.

On November 5, 2024, the Company sold all its issued and outstanding shares of common stock of Black Oak Gallery ("Blüm Oakland") which included indefinite-lived trade names of $0.53 million. Refer to "Note 22 - Dispositions".

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of December 31, 2024 is as follows:

Year Ending December 31,	(in thousands)
2025	$221
2026	221
2027	221
2028	221
2029	221
Thereafter	1,847
Future Estimated Amortization Expense	$2,952

NOTE 9 – GOODWILL

Changes in the carrying amount of goodwill during the periods presented were as follows:

(in thousands)
Balance at December 31, 2022	$—
Balance at December 31, 2023	—
Acquisition of Coastal Pines Group	17,116
Balance at December 31, 2024	$17,116

Refer to "Note 10 – Business Combinations" for goodwill acquired during the year ended December 31, 2024.

The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the annual impairment test on November 1, the Company performed a qualitative assessment and noted no impairment of its goodwill as of  December 31, 2024.

NOTE 10 – BUSINESS COMBINATIONS

Safe Accessible Solutions, Inc.

On May 1, 2024, the Company executed an amended and restated binding letter of intent (the “Amended LOI”) with Safe Accessible Solutions, Inc. ("SAS") wherein the Company, a newly formed wholly-owned subsidiary of the Company (“Blum Acquisition”), and the stockholders of SAS shall enter into a Stock Sale and Purchase Agreement in which Blum Acquisition will acquire 100% of the Common Stock of SAS. The Company paid an aggregate consideration of $1,671,451 as follows: (i) a secured promissory note in the aggregate principal amount of $1,000,071 to be paid in monthly installments of approximately $23,811 per month over 42 months; and (ii) the issuance of 945,605 shares of Common Stock of the Company valued at $671,380 based on the closing share price, of which 196,507 shares of the Company's Common Stock shall be issued and transferred no later than 12 months from closing date. The Company issued and transferred 749,097 shares of Common Stock on May 1, 2024. On the date which is 24 months subsequent to the closing date, the previous stockholders of SAS shall have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable for a period of 90 days thereafter. Refer to "Note 14 - Derivative Liabilities" for the Put Option. The Note may be converted into Common Stock of the Company at the transaction valuation, on terms to be agreed upon. The Stock Sale and Purchase Agreement is subject to close upon regulatory approval.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management, executed a management services agreement with SAS (the "Management Services Agreement") pursuant to which the Company shall manage the operations of SAS. SAS operates a retail dispensary located in Sacramento, California. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of SAS. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the Stock Sale and Purchase Agreement. The fair value of non-controlling interest related to SAS was nil as of May 1, 2024 as a result of the management fee.

Coastal Pine Holdings, Inc.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management, executed an advisory and consulting engagement letter (the "Agreement") with Coastal Pine Holdings, Inc. ("Coastal") pursuant to which Blum Management shall provide advisory and consulting services and related business support to Coastal. Coastal is a holding company involved in the management of retail dispensaries throughout Northern California. As compensation for such services, the Company shall receive a monthly fee of $75,000. The term of the Agreement is indefinite and may only be terminated by the Company. The Agreement includes an option by Blum Management to purchase all of the outstanding equity of Coastal in exchange for (i) a promissory note in the amount of $940,974 payable to the shareholders of Coastal and (ii) the issuance of 889,725 shares of the Company's Common Stock, of which 496,712 shares of the Company’s Common Stock were issued and transferred on May 1, 2024 and 393,013 shares of the Company’s Common Stock shall be issued and transferred on the 12-month anniversary of the date of the Agreement. On the date which is 24 months subsequent to the closing date, the previous stockholders of Coastal shall have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note, which is exercisable for a period of 90 days thereafter. Refer to "Note 14 - Derivative Liabilities" for the Put Option. The sale of the equity of Costal is subject to close upon regulatory approval.

The transactions are intended to expand the Company's retail footprint in Northern California and to achieve synergies with the Company's existing retail operations in Northern California. Transaction-related costs and issuance costs related to the business combination were nil. As a result of the agreements entered into on May 1, 2024, the Company determined these entities are variable interest entities under ASC 810, “Consolidation” (“ASC 810”) of which the Company is a primary beneficiary. The entities are under common control and accounted for as a single transaction under Coastal Pines Group (“CPG”) for presentation purposes. Refer to "Note 16 – Variable Interest Entities" for further information.

The table below summarizes the allocation of the purchase price based on the fair value of net assets acquired:

(in thousands)
Equity Consideration - Common Stock	$1,264
Put Option	3,480
Note Payable	1,874
Total Consideration	$6,618

Assets Acquired:
Cash	$959
Accounts Receivable	85
Inventory	524
Prepaid Expenses & Other Assets	112
Property, Equipment and Leasehold Improvements	470
Right-of-Use Asset - Operating Leases	1,694
Intangible Assets	3,100
Total Assets Acquired	6,944

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	3,877
Operating Lease Liabilities	2,077
Notes Payable	307
Income Taxes Payable	9,632
Deferred Tax Liabilities	1,549
Total Liabilities Assumed	17,442

Fair Value of Net Assets Acquired	(10,498)

Goodwill	$17,116

During the fiscal fourth quarter of 2024, the Company adjusted the acquisition date value of net assets acquired with a reduction in inventory, income taxes payable, and deferred tax liabilities, resulting in a decrease in goodwill of $0.95 million.

The Company acquired goodwill of $17.12 million to the cannabis retail segment which represents the value attributed to expected synergies, future income and growth, and other intangible assets that do not qualify for separate recognition. The goodwill resulting from the acquisition of CPG arises from the expansion of the Company’s footprint within the state of California. The acquired goodwill is not deductible for tax purposes.

CPG contributed revenue of $7.73 million and net loss of $2.39 million for the year ended  December 31, 2024.

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

	(in thousands)
	Year Ended December 31,
	2024	2023
Unaudited Pro Forma Revenue	$17,192	$21,367
Unaudited Pro Forma Net Income (Loss)	$32,465	$(15,451)

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	(in thousands)
	December 31, 2024	December 31, 2023

Accounts Payable	$6,992	$9,417
Tax Liabilities	4	627
Accrued Payroll and Benefits	230	271
Current Portion of Operating Lease Liabilities	165	1,249
Accrued Interest	—	1,421
Other Accrued Expenses	—	3,611
Total Accounts Payable & Accrued Liabilities	$7,391	$16,596

NOTE 12 – LEASES

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Current lease liabilities are included in accounts payable and accrued expenses and long-term lease liabilities are a line item on the Company’s consolidated balance sheets. The Company determines if an arrangement is a lease at inception. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the right-of-use assets for certain properties include the renewal options that the Company is reasonably certain to exercise.

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

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any finance leases. Total operating lease costs were $1.56 million and $1.74 million for the years ended December 31, 2024 and 2023, respectively. Short-term lease costs during the fiscal years ended  December 31, 2024 and 2023 were $0.13 million and $0.13 million, respectively, with a related party. Refer to "Note 25 - Related Party Transactions".

As of December 31, 2024 and 2023, short term lease liabilities of $0.17 million and $1.25 million are included in “Accounts Payable & Accrued Liabilities” on the consolidated balance sheets, respectively. The table below presents total operating right-of-use assets and lease liabilities as of December 31, 2024 and 2023:

	(in thousands)
	December 31, 2024	December 31, 2023
Operating Lease Right-of-Use Assets	$1,614	$8,166
Operating Lease Liabilities	$1,983	$9,694

The table below presents the maturities of operating lease liabilities as of December 31, 2024:

Year Ending December 31,	(in thousands)
2025	$431
2026	442
2027	360
2028	366
2029	372
Thereafter	1,435
Total Lease Payments	3,406
Less: Discount	(1,423)
Total Operating Lease Liabilities	$1,983

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	Year Ended
	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years)	10.0	9.2
Weighted Average Discount Rate	13.9%	11.7%

In October 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation facility in Oakland, California. Under the agreement, the Company shall receive a monthly administrative fee equal to 3.0% of gross revenue and a monthly fee of $20,000. The transaction was not within the scope of deconsolidation guidance under ASC 810 and was accounted for as a sublease in accordance with ASC 842. The Company recognized sublease income of $0.21 million and $0.06 million for the years ended December 31, 2024 and 2023, respectively, which is presented as a component of other income on the consolidated statements of operations. The Company is no longer a party to the agreement as of  November 5, 2024. See "Note 22 - Dispositions" for transaction details.

On May 7, 2024, the Company terminated a lease agreement and agreed to a settlement payment of $0.20 million, of which $0.15 million was paid as of June 30, 2024. The remaining balance is due through May 2025, of which the unpaid balance is included in the balances of the Debtors discussed in Note 3. As a result, the Company wrote off the related right-of-use asset and lease liability in the amount of $4.28 million and $4.44 million, respectively, and recorded a gain of $0.25 million included in "(Gain) Loss on Disposal of Assets" on the consolidated statement of operations for the year ended December 31, 2024. See "Note 22 - Dispositions" for further information.

During the second fiscal quarter of 2024, the Company terminated a lease agreement and wrote off the related right-of-use asset and lease liability in the amount of $1.64 million and $2.79 million, respectively.

NOTE 13 – NOTES PAYABLE

Notes payable consists of the following:

	(in thousands)
	December 31, 2024	December 31, 2023
Promissory note dated July 27, 2021, issued to Arthur Chan, which matured July 26, 2024, and bears interest at a rate of 8.0% per annum.	$—	$2,500
Unsecured promissory note dated December 28, 2022 bearing interest rate at a rate of 1.0% per annum and matures on December 28, 2027.	—	154
Promissory note dated October 1, 2021, issued to Matthew Guild as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	—	264
Promissory note dated October 1, 2021, issued to Sterling Harlan as part of the SilverStreak Solutions acquisition. The interest rate on the note was 10.0%. The note matures in March 2028.	—	1,058
Secured promissory notes dated March 6, 2023 issued to People's California, LLC, which matures in March 2028 and bears interest at a rate of 10.0% per annum on the first $3.00 million due in December 2023, and 5.0% per annum on the remaining balance through September 2023 and 10.0% per annum thereafter. Payment of the remaining balance is due in March 2028.	—	22,200
Promissory note dated May 1, 2019, assumed by the Company on July 1, 2021 in connection with the purchase of real property, from a related party. The note matures on May 15, 2039 and bears interest at a rate of 9.9% per annum.	—	2,813
Promissory notes dated May 1, 2024 issued for liabilities assumed by the Company in connection with the acquisition of CPG, which shall bear at a nominal interest rate.	761	—
Convertible promissory note dated August 1, 2024 issued to the shareholders of SAS, which mature through May 1, 2028 and bear interest at a rate of 6.0% per annum.	382	—
Convertible promissory notes dated May 1, 2024 and August 1, 2024 issued to the shareholders of Coastal and SAS, which bear interest at a rate of 7.0% per annum and mature in May through November 2027.	1,192	—
Notes payable issued in January 2023, assumed by the Company on May 1, 2024 in connection with the acquisition of CPG, which mature on June 1, 2025 and bear interest at a rate of 10.0% per annum.	68	—
Unsecured promissory note dated November 12, 2024 issued to Douglas Rosenberg, which matures on December 31, 2026. The non-interest bearing note is convertible into common stock of the Company.	800	—
Notes Payable - Promissory Notes	$3,203	$28,989
Vehicle Loans	—	7
Less: Short-Term Debt	(650)	(22,593)
Plus (Less): Debt Premium (Discount), Net	(236)	82
Net Long-Term Debt	$2,317	$6,485

Scheduled maturities of debt as of December 31, 2024 are as follows:

Year Ending December 31,	(in thousands)
2025	$650
2026	1,423
2027	327
2028	42
2029	—
Thereafter	761
Total Future Principal Repayments	$3,203

Amendment of Promissory Notes Related to SilverStreak Acquisition

On March 23, 2023, Unrivaled entered into a binding term sheet to modify the terms of the $2.00 million and $2.50 million unsecured promissory notes originally issued on October 1, 2021, which reduced the principal to an aggregate of $1.25 million, with required monthly aggregate payments of approximately $0.03 million, interest of 10% per annum, and maturing on March 15, 2028 ("Notes Modification"). The parties also agreed that Unrivaled shall be responsible for certain tax liabilities of approximately $0.53 million. The Notes Modification was classified as a troubled debt restructuring pursuant to ASC 470-60, and the Company recorded a gain on extinguishment of debt of $3.03 million and reduced the carrying value of the promissory notes to total future cash payments of $1.59 million.

On April 30, 2023, Unrivaled entered into a Settlement Agreement and Release (the “Settlement Agreement”) as definitive documentation of the binding term sheet dated March 23, 2023 related to the unsecured promissory notes issued on October 1, 2021 in connection with the acquisition of SilverStreak Solutions, Inc.

On November 6, 2024, the promissory notes related to the acquisition of SilverStreak were deconsolidated upon the bankruptcy petition filed by Unrivaled.

Amendment of Senior Convertible Promissory Notes

On January 25, 2021, Unrivaled entered into a Securities Purchase Agreement with an accredited investor (the “Lender”) pursuant to which Unrivaled issued senior convertible promissory notes in the aggregate principal amount of $3.50 million (the “Notes”) and a total of 300,000 warrants to purchase shares of the Company’s Common Stock. The Notes bore interest at a rate of 3.0% and were convertible into Common Stock at any time at the discretion of the respective Lender at a conversion price of $17.50 per share. The Notes matured on July 24, 2022 and Unrivaled was in default of the Notes thereon. In the event of default, the Notes bore interest at a rate of 18.0% per annum. The warrants are exercisable at any time before the close of business on June 25, 2026 and comprised of 150,000 “A Warrants” with an exercise price of $1.00 per share and 150,000 “B Warrants” with an exercise price of $22.84 per share.

On November 15, 2023, Unrivaled entered into a binding settlement term sheet with the Lender in which Unrivaled agreed that the principal balance of $3.25 million would be paid on or before May 15, 2024 with the assignment of a $3.00 million note receivable, proceeds from the sale of the Halladay building, and cash from the receipt of certain employee retention credits. Accrued interest and penalties were waived as part of the settlement. As a result of the terms of the settlement, Unrivaled recognized a payable due to the Lender in the amount of $1.75 million. The amendment was classified as a troubled debt restructuring pursuant to ASC 470- 60 and the Company recorded a gain on restructuring of payables of $2.42 million for the year ended December 31, 2023.

On November 6, 2024, the senior convertible promissory notes were deconsolidated upon the bankruptcy petition filed by Unrivaled.

Promissory Note Related to People's California, LLC

On March 6, 2023, Unrivaled entered into a binding settlement term sheet ("Settlement Term Sheet") to resolve pending litigation matters with People’s, whereby the parties agreed to amend the terms of that certain secured promissory note ("People's Note"), issued by Unrivaled to People's on November 22, 2021. The People's Note was amended and restated into two secured promissory notes: a $3.00 million note ("$3M Note") and a $20.00 million note ("Settlement Note"). The $3M Note accrues simple interest at 10.0% annually, interest payable monthly in cash, and principal is due 180 days after effective date of the Settlement Term Sheet.

The Settlement Note accrues interest at 5.0% for the first 180 days, and 10.0% thereafter, interest is paid in cash (or the Company’s Common Stock based on the 10-day volume-weighted average price ("VWAP") at the date of issuance) starting 180 days after the effective date of the Settlement Term Sheet and on the first of the month thereafter. The amount of $5.00 million of principal is due in cash within 90 days of the effective date of the Settlement Term Sheet with the balance due on the fifth anniversary of the effective date of the Settlement Term Sheet, which is March 6, 2028. When the $5.00 million principal payment for the Settlement Note and the $3.00 million payment under the $3M Note are paid (“Up-front Settlement”) in accordance with the Settlement Term Sheet, People's will be obligated to transfer the Riverside and Costa Mesa licenses and stores to the Company as described in that certain membership interest purchase agreement, dated as of November 22, 2021, with People's for no additional consideration.

On the earlier of the date of the Up-front Settlement payment or 180 days after the effective date of the Settlement Term Sheet, People's will have the option to convert a portion or all of the principal balance of the Settlement Note into the Company's Common Stock subject to certain requirements in the Settlement Term Sheet. The conversion price is the lower of $20.00 or the 10-day VWAP of the Company's Common Stock. Upon payment of the Up-front Settlement, Unrivaled has the option to convert the unpaid principal balance of either notes into the Company's Common Stock at a conversion price of $20.00 per share as long as the at the time of the conversion the Company's Common Stock has a 10-day VWAP of $20.00 per share or greater.

After the first $5.00 million principal payment on the Settlement Note, principal payments made in cash prior to the first anniversary of the Settlement Term Sheet reduce the principal balance by twice the amount of the cash payment. The modification to the promissory note under the Settlement Term Sheet was classified as troubled debt restructuring pursuant to ASC 470-60, "Troubled Debt Restructurings by Debtors" ("ASC 470-60") and the Company recorded a premium of $0.47 million. See "Note 26 – Commitments and Contingencies" for details on the related litigation matters.

On May 17, 2023, Unrivaled amended the Settlement Term Sheet wherein the maturity date of the $3M Note was extended to December 6, 2023 and payments of the $5.00 million portion of the Up-front Settlement was extended through September 6, 2023, with $0.80 million being due and paid in cash on May 18, 2023. In addition, Unrivaled shall make an additional $2.20 million principal repayment on or before July 6, 2023. Monthly interest payments were amended to provide Unrivaled with the option to pay 50% of interest in the form of registered shares of Common Stock. The amendment to the Settlement Term Sheet was classified as a troubled debt restructuring pursuant to ASC 470-60.

On July 10, 2023, the Company received a notice from People's in respect of the Settlement Term Sheet, as amended on May 17, 2023, wherein People’s notified Unrivaled had failed to make the principal repayment of $2.20 million on July 6, 2023 and a monthly interest payment of $25,000 for the month of June 2023. As a result, the promissory notes became callable by the creditor. Accordingly, the Company classified the long-term debt as current notes payable in the consolidated balance sheet as of December 31, 2023.

Pursuant to the Settlement Term Sheet, on June 10, 2024, Unrivaled entered into a Membership Interest Purchase Agreement to sell its controlling membership interest in PFC. Of the total consideration of $24.84 million, cash consideration of $9.00 million (the "Cash Consideration") was paid from the sale in the form of $8.00 million in cash due at closing and $1.00 million in a secured promissory note to be paid over 12 months. The Cash Consideration was paid to People’s in settlement of the debt pursuant to the Settlement Term Sheet. As a result of the sale and pursuant to the terms of the Settlement Term Sheet, after the Cash Consideration, the remaining debt to People’s is settled, subject to any deficiencies as defined therein. Accordingly, the Company recognized a gain on extinguishment of debt of $15.18 million for the year ended December 31, 2024. Refer to "Note 21 – Discontinued Operations" for further information on the disposition.

On November 6, 2024, the promissory notes related to People's were deconsolidated upon the bankruptcy petition filed by Unrivaled. Litigation and adversarial proceedings between the parties are subject to the settlement on February 12, 2025 in which payment of $0.40 million from the sale of the Halladay Holding property will be made to People's. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure. Refer to "Note 3 - Bankruptcy Filing".

Convertible Promissory Notes Related to Acquisition of Coastal Pines Group

On May 1, 2024, the Company issued secured promissory notes to the shareholders of SAS and Coastal in the aggregate principal amount of $1.00 million and $0.94 million, respectively, to be paid in monthly installments of approximately $29,493 per month over 40 months and $27,836 per month over 42 months, respectively. The promissory notes bear interest at a rate of 7.0% and may be converted into Common Stock of the Company at the transaction valuation, on terms to be agreed upon.

On August 1, 2024, the convertible promissory notes related to the acquisition of SAS were amended to reallocate the outstanding principal balance among the noteholders with the aggregate principal balance of $1.00 million remaining unchanged. In addition, one of the two convertible promissory notes related to the acquisition of SAS was further amended wherein the interest rate was reduced to 6.0%, the aggregate monthly repayments were reduced by $3,467, and the maturity date was extended to May 1, 2028. The amendment was classified as a troubled debt restructuring pursuant to ASC 470-60.

As of  December 31, 2024, the net carrying value of the convertible promissory notes was $1.60 million with an effective interest rate of 7.9%.

Unsecured Note Financing

On November 12, 2024, the Company issued an unsecured promissory note in the principal amount of $0.40 million (the "Original Note") to a third-party investor. The Original Note was set to mature on May 12, 2026, and incurred no interest except upon default, at a rate of 10.0% per annum plus a 5.0% late charge. The Company was able to prepay the Original Note at any time without penalty. The Original Note was convertible at the lender's election into a convertible promissory note, simple agreement for future equity, or similarly situated document that includes terms typical for transactions of such a nature and scope and that shall include (i) a 15% discount to future qualified financings, (ii) warrant coverage as negotiated by the parties, and (iii) other reasonable representations and warranties and terms and conditions.

On December 31, 2024, the Company amended and restated the Original Note wherein the principal amount was increased to $0.80 million and the maturity date was extended to December 30, 2026 (the "A&R Note"). The A&R Note may be convertible at the Lender's election into a convertible promissory note that shall include (i) an automatic conversion into the shares of Common Stock issued by the Company in its next bona fide equity financing with proceeds of at least $10.00 million or such lesser amount as approved by Lender at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of the Company. Refer to "Note 14 – Derivative Liabilities" for the related conversion option. In connection with the A&R Note, the Company issued to the Lender a warrant to purchase up to 117,647 shares of Common Stock with an exercise price of $0.17 and a warrant to purchase up to 37,736 shares of Common Stock with an exercise price of $0.53. Refer to "Note 18 – Warrants" for additional details. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.05 million was recorded in the consolidated statement of operations for the year ended December 31, 2024.

As of December 31, 2024, the net carrying value of the A&R Note was $0.67 million and the unamortized discount balance was $0.13 million with an effective interest rate of 26.2%.

NOTE 14 – DERIVATIVE LIABILITIES

A reconciliation of the changes in fair value of derivative liabilities is as follows:

(in thousands)
Year Ended December 31,
2024
Balance, Beginning of Period	$—
Issuance of Derivative Liability	3,610
Change in Fair Value of Derivative Liability	492
Balance, End of Period	$4,102

In connection with the transaction described in "Note 10 – Business Combinations", on May 1, 2024, the Company issued 945,605 shares of Common Stock to the previous stockholders of SAS and 889,725 shares of Common Stock to the shareholders of Coastal, of which 196,507 and 393,013 shares of Common Stock, respectively, shall be transferred on the 12-month anniversary of the transaction. The holders of such Common Stock have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. The Put Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. Refer to "Note 15 – Stockholders' Deficit" for further information on the underlying common shares. The fair value of the Put Option was $3.97 million as of December 31, 2024. The fair value of the Put Option was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	December 31, 2024
Share Price	$0.71	$0.45
Exercise Price	$2.75	$2.75
Expected Life (in Years)	2.25	$1.58
Annualized Volatility	88.0%	97.7%
Risk-Free Annual Interest Rate	4.9%	4.2%

The Unsecured Promissory Note dated November 12, 2024, as amended and restated on December 31, 2024, referred to as the A&R Note, may be automatically converted into shares of Common Stock upon its next bona fide equity financing with proceeds of at least $10.00 million or such lesser amount as approved by the lender, at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such qualifying financing and (y) the price represented by a $30.00 million pre-money valuation of the Company (the "Conversion Option"). The conversion price is unknown at the issuance date and determined by future equity financing. The Conversion Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. The fair value of the Conversion Option was $0.13 million as of December 31, 2024. The fair value of the Conversion Option was determined using the Monte Carlo simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	December 31, 2024
Share Price	$0.23	$0.45
Expected Life (in Years)	1.5	2.0
Annualized Volatility	165.0%	135.0%
Risk-Free Annual Interest Rate	4.4%	4.3%

The fair value of derivative liabilities is based on significant unobservable inputs which involve inherent uncertainty. The Company uses judgment to select the methods used to make certain assumptions and derive estimates. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of instruments that are not quoted or observable in an active market.

NOTE 15 – STOCKHOLDERS' DEFICIT

Series V Preferred Stock

In December 2022, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series V Preferred Stock, $0.001 par value. The number of authorized shares of Series V Preferred Stock is 25,000,000 shares. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock at any time from and after the first anniversary of the issuance date. Each share of Series V Preferred Stock will automatically be converted into ten fully paid and non-assessable shares of Common Stock on the second anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The Series V Class of Preferred Stock have a one-year lock-up and have a two times voting right which automatically expires in two years. The conversion ratio of each share of Series V Preferred Stock was adjusted to one-tenth (1/10th) of a share of Common Stock to reflect the Reverse Stock Split effective January 12, 2024 as retroactively presented herein. The Series V Preferred Stock have an aggregate liquidation preference of $1.00 as of December 31, 2024 and 2023.

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's former Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer (the "2023 Private Placement"). Pursuant to the SPA, the Company issued (i) 14,071,431 shares of Series V Preferred Stock at $0.14 per share which is equal to the closing share price of the Company’s Common Stock on December 30, 2022 on an as-converted-to-common stock-basis of one-tenth (1/10th) of a share of Common Stock for each one share of Series V Preferred Stock or $1.40 per share of Common Stock and (ii) 703,572 warrants to purchase up to 703,572 of Common Stock with an exercise price of $2.80 or equivalent to two times the as-converted-to-common stock purchase price of $1.40. The Company received total gross proceeds of $1.97 million from the 2023 Private Placement. The purchasers in the 2023 Private Placement entered into a voting agreement to assign their voting rights to Sabas Carrillo, the Company's Chief Executive Officer.

On December 30, 2024, the Board of Directors amended the Series V Preferred Stock wherein the conversion ratio of each share of Series V Preferred Stock was increased to one-third (1/3rd) of a share of Common Stock and the automatic conversion was extended to the fourth anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The amendment of the equity-classified preferred stock was accounted for as an extinguishment in accordance with ASC 260 and included in the calculation of earnings per share for the year ended December 31, 2024. Refer to "Note 19 - Earnings Per Share". The warrants in the 2023 Private Placement were amended on December 30, 2024 and disclosed in "Note 18 - Warrants".

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

Common Stock and Mezzanine Equity

The Company authorized 990,000,000 shares of Common Stock with $0.001 par value per share. As of December 31, 2024 and 2023, 13,553,473 and 8,509,384 shares of Common Stock were outstanding, respectively.

During the year ended December 31, 2023, the Company issued 25,146 shares of Common Stock related to a cashless exercise of warrants.

During the year ended December 31, 2023, the Company issued 961,783 shares of Common Stock to a related party service provider. As a result, the Company recorded $1.91 million of stock-based compensation expense for services during the year ended December 31, 2023. See "Note 25 – Related Party Transactions" for further information.

During the year ended December 31, 2023, the Company issued 759,403 shares of Common Stock related to a management fee of $0.57 million for the management services agreement related to Blüm San Leandro.

On May 1, 2024, the Company issued 749,097 shares of Common Stock to the previous stockholders of SAS and 496,712 shares of Common Stock to the shareholders of Coastal for the transaction described in "Note 10 – Business Combinations", wherein the holders have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note. The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. Refer to "Note 14 – Derivative Liabilities" for further information on the Put Option. The Company determined that the common shares are classified as temporary equity in accordance with ASC 480, "Distinguishing Liabilities from Equity" and has reflected the dollar amount as mezzanine equity in the consolidated balance sheets. The carrying of such shares classified as mezzanine equity was $1.26 million as of December 31, 2024. The redemption value at maturity is $5.05 million. Accretion related to mezzanine equity is recognized using the interest method and included in the calculation of earnings per share for the year ended December 31, 2024. Refer to "Note 19 - Earnings Per Share".

On December 31, 2024, the Company issued 3,808,559 shares of Common Stock to Adnant, LLC at a price per share of $1.62, totaling $6.17 million, as repayment of accounts payable and the performance bonus award. Refer to "Note 25 – Related Party Transactions" for further information.

Treasury Stock

During the year ended December 31, 2023, a member of the Company's Board of Directors forfeited 9,000 shares of the Company's Common Stock to the Company for no cash value. Subsequent to the forfeiture, the Company cancelled 32,084 shares of treasury stock during year ended December 31, 2023. Accordingly, treasury stock outstanding as of December 31, 2024 and 2023 was nil shares of Common Stock.

NOTE 16 – VARIABLE INTEREST ENTITIES

The below information are entities the Company has concluded to be variable interest entities ("VIEs") as the Company possesses the power to direct activities through agreements in which the Company can significantly impact the VIEs and thus holds a controlling financial interest. The following table represents the summarized financial information about the Company’s consolidated VIEs. VIEs include the balances of Safe Accessible Solutions, Inc. and Coastal Pine Holdings, Inc. as disclosed in  "Note 10 – Business Combinations". This information represents amounts before intercompany eliminations.

As of December 31, 2023, the balances of VIEs were nil. As of and for the year ended December 31, 2024, the balances of the VIEs consisted of the following:

(in thousands)
Coastal Pines Group
Current Assets	$1,436
Non-Current Assets	21,925
Total Assets	$23,361

Current Liabilities	$5,551
Non-Current Liabilities	13,409
Total Liabilities	$18,960

Revenue for the year ended December 31, 2024	$7,730

NOTE 17 – STOCK-BASED COMPENSATION

Equity Incentive Plans

As a result of the Reorganization on January 12, 2024, Unrivaled assigned to Blüm, and Blüm assumed and agreed to perform all obligations pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), and (b) each award agreement entered into pursuant to the equity incentive plans. The following table contains information about the Company's equity incentive plans as of December 31, 2024:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant

2016 Plan	2,000,000	—	2,489	1,997,511
2018 Plan	43,976,425	40,221	176,860	43,759,344
2019 Plan	55,000,000	349	117,715	54,881,936

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of Common Stock to employees, directors, and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

	(in thousands, except for shares / options) For the Year Ended
	December 31, 2024		December 31, 2023
Type of Award	Number of Shares or Options Granted	Stock-Based Compensation Expense	Number of Shares or Options Granted	Stock- Based Compensation Expense

Stock Options	45,534	$371	192,442	$525

Stock Grants:
Non–Employee Consultants (Common Stock)	—	—	1,721,186	1,910
Total Stock–Based Compensation Expense		$371		$2,435

During the year ended  December 31, 2023, the Company issued 961,783 shares of Common Stock to Adnant, LLC as compensation for its services and recorded stock-based compensation expense of $1.91 million for such shares. See "Note 25 - Related Party Transactions" for further information.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value of In-the-Money Options
Options Outstanding as of December 31, 2022	528,211	$20.00
Granted	192,442	$1.00
Forfeited	(351,352)	$22.00
Options Outstanding as of December 31, 2023	369,301	$13.00
Granted	45,534	$0.69
Forfeited	(117,771)	$1.43
Options Outstanding as of December 31, 2024	297,064	$15.20	6.3 years	$—
Options Exercisable as of December 31, 2024	296,952	$15.21	6.3 years	$—

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price of $0.45 on December 31, 2024 and the exercise price of options, multiplied by the number of options. As of December 31, 2024 and 2023, total unrecognized stock-based compensation was $0.0 million and $0.06 million, respectively, which are expected to be recognized over a weighted-average period of approximately 0.03 years and 1.25 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation:

	Year Ended December 31,
	2024	2023
Expected Term (in Years)	5.0	5.0
Volatility	90.4%	121.2%
Risk-Free Interest Rate	4.4%	4.8%
Dividend Yield	0%	0%

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

NOTE 18 – WARRANTS

The following table summarizes warrant activity for the years ended December 31, 2024 and 2023:

	Warrants	Weighted- Average Exercise Price

Warrants Outstanding as of December 31, 2022	808,818	$22.00
Issued	703,572	$2.80
Expired	(6,223)	$294.23
Exercised	(42,855)	$1.00
Warrants Outstanding as of December 31, 2023	1,463,312	$6.17
Issued	2,500,621	$0.45
Expired	(708,113)	$3.23
Warrants Outstanding as of December 31, 2024	3,255,820	$2.41

During the year ended December 31, 2023, the Company issued 25,146 shares of Common Stock upon the exercise of 42,855 warrants on a cashless basis.

In January 2023, the Company issued 703,572 warrants to purchase up to 703,572 of Common Stock with an exercise price of $2.80 in connection with the 2023 Private Placement described in "Note 15 - Stockholders' Deficit". The warrants met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments.

In connection with the amendment of the Series V Preferred Stock on December 30, 2024, the warrants related to the 2023 Private Placement were modified wherein the conversion ratio was increased by approximately 3.33x, in which the warrants are now exercisable into 2,345,238 shares of Common Stock, at an exercise price of $0.46 per share. The warrants shall expire on December 31, 2027. The amended warrants met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments.

In connection with the A&R Note on December 31, 2024, the Company issued a warrant to purchase up to 117,647 shares of Common Stock with an exercise price of $0.17 and a warrant to purchase up to 37,736 shares of Common Stock with an exercise price of $0.53. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until  December 30, 2027 upon which the warrants shall be automatically exercised on a cashless basis. The warrants issued in connection with the Note met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. The warrants were measured at fair value and included in the loss on extinguishment of debt on December 31, 2024.  Refer to "Note 13 - Notes Payable" for the A&R Note.

The fair value of the warrants issued during the years ended  December 31, 2024 and 2023 was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the periods presented:

	December 31, 2024	December 31, 2023
Expected Term	3.0	3.0
Volatility	109.3%	124.0%
Risk-Free Interest Rate	4.3%	4.0%
Dividend Yield	0.0%	0.0%

NOTE 19 – EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2024 and 2023:

	(in thousands, except for shares and per share data)
	Year Ended December 31,
	2024	2023
Net Income (Loss) from Continuing Operations	$16,893	$(13,686)
Less: Accretion of Mezzanine Equity	(741)	—
Less: Convertible Series V Preferred Stock Amendment	(947)	—
Adjusted Net Income (Loss) from Continuing Operations Attributable to Common Shareholders, Basic	$15,205	$(13,686)

Net Income (Loss) from Continuing Operations	$16,893	$(13,686)
Less: Accretion of Mezzanine Equity	(741)	—
Add: Interest from Convertible Debt	89	—
Adjusted Net Income (Loss) from Continuing Operations Attributable to Common Shareholders, Diluted	$16,241	$(13,686)

Weighted-Average Shares Outstanding - Basic	8,499,807	8,193,853
Effects of Dilutive Securities:
Warrants to Purchase Common Stock	1,242	—
Convertible Promissory Notes	203,947	—
Convertible Series V Preferred Stock	4,690,477	—
Weighted-Average Shares Outstanding - Diluted	13,395,473	8,193,853

Net Income (Loss) from Continuing Operations per Common Share - Basic	$1.79	$(1.67)
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$1.21	$(1.67)

Refer to "Note 27 - Subsequent Events" for transactions that occurred after December 31, 2024 but before issuance of the consolidated financial statements.

NOTE 20 – INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2024 and 2023:

	(in thousands)
	Year Ended December 31,
	2024	2023
Current:
Federal	$1,304	$464
Total Current Tax Expense	1,304	464

Deferred:
State	113	112
Total Deferred Tax Expense	113	112

Total Tax Provision	$1,417	$576

The components of deferred income tax assets and (liabilities) are as follows:

	(in thousands)
	Year Ended December 31,
	2024	2023
Deferred Income Tax Assets:
Fixed Assets and Intangibles	$—	$424
Leases	2	—
Accrued Expenses	16	22
Net Operating Losses	17,656	5,177
Total	17,674	5,623

Deferred Income Tax Liabilities:
Fixed Assets and Intangibles	(1,774)	—
Leases	—	(53)
Unrealized Gain on Investments	—	(59)
Total	(1,774)	(112)

Valuation Allowance	(17,674)	(5,623)
Net Deferred Tax Assets (Liabilities)	$(1,774)	$(112)

The net deferred tax liability as of December 31, 2024 and 2023 is associated with the Company's continuing operations.

The reconciliation between the Company’s effective tax rate and the statutory tax rate from continuing operations is as follows:

	(in thousands)
	Year Ended December 31,
	2024	2023

Expected Income Tax Benefit at Statutory Tax Rate, Net	$3,845	$(2,038)
Changes in Income Taxes Resulting From:
State Taxes (Net of Federal Tax Benefits)	(1,739)	(1,228)
Decrease in Valuation Allowance	4,486	1,496
Change in Fair Value of Derivatives	103	—
Gain on Disposal of Assets	(8,040)	—
Cancellation of Debt Income	(3,178)	—
Non-Deductible 280E	2,003	5,842
Change in Fair Value of Investments	(35)	—
Debt Discount	3	—
Other Income	84	—
Prior Year Adjustments and Other	3,885	(3,496)
Reported Income Tax Expense	$1,417	$576

As of December 31, 2024, the Company had federal net operating loss carryforwards of $56.46 million, which do not expire, but are limited in utilization against 80% of taxable income. Of these losses, $44.40 million are related to tax attributes expected to be lost from the bankruptcy filed by the Debtors. As of December 31, 2024, the Company had state net operating loss carryforwards of $65.60 million, which begin to expire in 2046. Of these losses, $59.71 million are related to tax attributes expected to be lost from the bankruptcy filed by the Debtors. These tax attributes are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under IRC Section 382, which will limit their utilization.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2024, based upon the Company’s history of earnings and its assessment of future earnings management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. Therefore, a full valuation allowance has been applied to deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

In January 12, 2024, the Company completed its reorganization merger. Pursuant to such reorganization, Blum Holdings, Inc., a Delaware corporation, became the parent company of the Company and has replaced Unrivaled Brands, Inc. as the publicly held corporation (“Reorganization”), which will trigger another ownership change as defined by Section 382. Management believes the merger will significantly limit the remaining net operating losses available to Unrivaled Brands, Inc. and additionally, management does not expect to have significant operations or potential for future taxable income from Unrivaled operations and accordingly, future net operating losses are not expected to be utilized.

Uncertain Tax Positions

For the years ended December 31, 2024 and 2023, the Company had subsidiaries that produced and sold cannabis or cannabis pure concentrates, subjecting the Company to the limits of Internal Revenue Code (“IRC”) Section 280E. Pursuant to IRC Section 280E, the Company is allowed only to deduct expenses directly related to sales of product. The State of California does not conform to IRC Section 280E and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns and, accordingly the Company is allowed to deduct all operating expenses on its California income tax returns. If recognized, the uncertain tax liabilities will impact the effective tax rate.

We have the following activity related to uncertain tax positions:

	(in thousands)
	Year Ended December 31,
	2024	2023
Beginning Balance	$1,173	$1,805
Lapses in Statutes of Limitations	—	(632)
Acquired Through Business Combinations	9,412	—
Interest and Penalties	482	—
Reduction Through Disposal of Assets	(1,173)	—
Ending Balance	$9,894	$1,173

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. All tax years are subject to examination. The Company files a consolidated return with all its subsidiaries except Safe Accessible Solutions, Inc. and Coastal Pine Holdings, Inc., each of which file separate income tax returns.

Under ASC 740-10, "Income Taxes", we periodically review the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. We use a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. We have determined we have uncertain tax liabilities in the amount of $9.89 million and $1.17 million, respectively, related to uncertain tax positions for IRC Section 280E as of December 31, 2024 and 2023. Due to expiration of the statute of limitations, we reversed $0.63 million of unrecognized tax liabilities as of December 31, 2023. Prior year positions were reversed upon the sale of the Company's membership interests in PFC and the bankruptcy petition filed by Unrivaled.

The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.

NOTE 21 – DISCONTINUED OPERATIONS

Southern California Retail Operations

On June 10, 2024, Unrivaled entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, for a total sale price of $22.54 million. The consideration includes $9.00 million in cash (the "Cash Consideration") and the assumption of PFC’s liabilities (“PFC’s Liabilities”) totaling $13.54 million. The Cash Consideration is in the form of $8.00 million paid in cash at closing and a $1.00 million secured promissory note to be paid over 12 months. Refer to "Note 13 – Notes Payable" for the settlement of debt with the Cash Consideration. Effective upon the closing of the transaction, the buyer assumed full operational and management control of the PFC business pursuant to a Management Services Agreement (the "MSA"), pending transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. The Company has continuing involvement in PFC as a result of the Trademark License Agreement in which the buyer shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option. During the year ended December 31, 2024, the Company had cash inflows and outflows of nil from discontinued operations related to PFC after the disposal date. The Company recognized a gain on disposal of assets of $16.96 million related to the disposition during the year ended December 31, 2024.

On February 18, 2024, The Spot closed its doors for in-store shopping and continued offering cannabis delivery. During the fiscal second quarter of 2024, the Company ceased operations at The Spot. On April 11, 2024, Unrivaled entered into a Stock Purchase Agreement to sell 100% of the issued and outstanding capital stock of The Spot for a purchase price of $0.53 million to be paid in cash. The transaction closed on October 25, 2024.

The assets and liabilities related to PFC and The Spot were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS") upon classification as held for sale, resulting in an impairment expense of $0.12 million during the year ended December 31, 2024. The Company concluded that the disposal of PFC and the exit of The Spot, as reported under the cannabis retail segment, represented a strategic shift that will have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the entities were classified as discontinued operations. Revenue and expenses, gains or losses relating to the discontinuation of such operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

Cultivation Operations

In October 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation facility in Oakland, California. The facility had been non-operational since October 2022. The transaction was not within the scope of deconsolidation guidance under ASC 810 and was accounted for as a sublease in accordance with ASC 842. Refer to "Note 12 - Leases" for further information. The Company is no longer a party to the agreement as of  November 5, 2024.

On December 15, 2023, the Company entered into a management services agreement with a third-party to manage and operate the Company's cultivation operations in Oakland, California (the "MSA"). The agreement includes an option to purchase the licensed entity at its fair value or a negotiated price. In conjunction with the MSA, the parties entered into a binding letter of intent to sell 100% of the stock and assets of the licensed entity. As a result, the Company no longer had controlling financial interest and all assets and liabilities related to the cultivation operations in Oakland have been fully deconsolidated as of December 31, 2023. On January 28, 2024, the purchase option was exercised and the Company sold the cultivation operations for a purchase price of $1.40 million, of which $0.10 million was received as a deposit as of December 31, 2023, and the Company recognized a loss on sale of $0.10 million.

The Company concluded that the exit and disposal of its cultivation operations, as reported under the cannabis cultivation and distribution segment, represented a strategic shift that will have a have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the cultivation operations were classified as discontinued operations. The remaining assets associated with the cultivation operations were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS"). Revenue and expenses, gains or losses relating to the discontinuation of cultivation operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

Operating results for discontinued operations were comprised of the following:

	(in thousands)
	Year Ended
	December 31, 2024	December 31, 2023
Total Revenues	$8,531	$26,910
Cost of Goods Sold	3,840	12,914
Gross Profit	4,691	13,996

Selling, General & Administrative Expenses	3,593	9,410
Impairment of Assets	123	—
(Gain) Loss on Disposal of Assets	(16,324)	98
Income from Operations	$17,299	$4,488

Interest Expense	(1,118)	(1,361)
Other Income (Expense)	24	(31)
Income from Discontinued Operations Before Provision for Income Taxes	$16,205	$3,096

Provision for Income Tax Expense for Discontinued Operations	—	(3,540)
Net Income (Loss) from Discontinued Operations	$16,205	$(444)

Net Income (Loss) from Discontinued Operations per Common Share - Basic	$1.91	$(0.05)
Net Income (Loss) from Discontinued Operations per Common Share - Diluted	$1.21	$(0.05)

The carrying amounts of the major classes of assets and liabilities for the discontinued operations are as follows:

(in thousands)
December 31, 2023
Cash	$446
Accounts Receivable, Net	550
Inventory	591
Prepaid Expenses and Other Assets	110
Property, Equipment and Leasehold Improvements, Net	676
Intangible Assets, Net	829
Goodwill	3,585
Other Assets	864
Assets Related to Discontinued Operations	$7,651

Accounts Payable and Accrued Expenses	5,915
Income Tax Payable	8,274
Long-Term Lease Liabilities	176
Liabilities Related to Discontinued Operations	$14,365

As of December 31, 2024, the assets and liabilities related to discontinued operations were deconsolidated and no balance remained.

NOTE 22 – DISPOSITIONS

On November 5, 2024, Unrivaled executed stock purchase agreements with VLPS, LLC ("VLPS") pursuant to which Unrivaled sold all of the issued and outstanding shares of common stock of Black Oak Gallery, a California corporation (“Blüm Oakland”), and Blüm San Leandro, a California corporation (“Blüm San Leandro”) for a purchase price of $2.06 million and $1.12 million, respectively. The purchase price shall be paid by VLPS by the assumption of liabilities of Blüm Oakland and Blüm San Leandro. For the year ended December 31, 2024, Blüm Oakland and Blüm San Leandro recognized $0.59 million of pre-tax net income and $0.39 million of pre-tax net loss, respectively, prior to disposal. For the year ended December 31, 2023, Blüm Oakland and Blüm San Leandro recognized pre-tax net losses of $0.62 million and $0.26 million, respectively. The Company recognized a gain on disposal of assets in the aggregate amount of $1.17 million during the year ended December 31, 2024.

Gain on assets disposed of and liabilities derecognized during the year ended  December 31, 2024 comprised of the following:

(in thousands)
Bankruptcy Filing	$20,790
Sale of Blüm Oakland and Blüm San Leandro	1,171
Lease Termination	247
Asset Write-downs	(2,769)
Total Gain on Disposal of Assets	$19,439

NOTE 23 – SEGMENT INFORMATION

The Company operates in two segments:

(i) Cannabis Retail – Either independently or in conjunction with third parties, the Company operates medical marijuana and adult use cannabis dispensaries in California. All retail dispensaries offer a broad selection of medical and adult use cannabis products including flower, concentrates and edibles.

(ii) Cannabis Distribution – The Company distributes its own branded products under the Korova brand as well as third party products to retail dispensaries in California through a licensed distributor. Refer to "Note 21 - Discontinued Operations" for information on the Company's cultivation operations.

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis and by operating segments. The CODM uses revenue, gross profit, operating income, and income (loss) before taxes to assess the Company's financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions related to business growth and operational efficiency, such as product offerings, store expansions, marketing strategies, and financial management.

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)
	Year Ended December 31,
Segment	2024	2023	2024	2023
	Total Revenue		% of Total Revenue
Cannabis Retail	$12,801	$7,440	98.5%	95.9%
Cannabis Distribution	189	316	1.5%	4.1%
Total	$12,990	$7,756	100.0%	100.0%

For the periods presented, operations by reportable segments are as follows:

	(in thousands)
	Year Ended December 31, 2024				Year Ended December 31, 2023
	Cannabis Retail	Cannabis Distribution	Corporate and Other	Total	Cannabis Retail	Cannabis Distribution	Corporate and Other	Total
Total Revenues	$12,801	$189	$—	$12,990	$7,440	$316	$—	$7,756
Cost of Goods Sold	6,286	496	—	6,782	3,804	144	—	3,948
Gross Profit (Loss)	6,515	(307)	—	6,208	3,636	172	—	3,808
Gross Profit %	50.9%	-162.4%			48.9%	54.4%

Selling, General & Administrative Expenses	8,458	309	9,789	18,556	5,027	1,105	14,870	21,002
Impairment Expense	—	—	1,709	1,709	—	—	—	—
(Gain) Loss on Disposal of Assets	(3,190)	(42)	(16,207)	(19,439)	1,540	—	67	1,607
Income (Loss) from Operations	1,247	(574)	4,709	5,382	(2,931)	(933)	(14,937)	(18,801)

Other Income (Expense):
Interest Expense	(792)	—	(1,331)	(2,123)	—	—	(2,417)	(2,417)
Gain on Extinguishment of Debt	—	—	15,133	15,133	—	—	5,441	5,441
Change in Fair Value of Derivative Liability	—	—	(492)	(492)	—	—	—	—
Income from Employer Retention Credit	—	—	—	—	—	—	1,232	1,232
Gain (Loss) on Investments	—	—	167	167	—	—	(61)	(61)
Unrealized Gain on Investments	—	—	—	—	—	—	667	667
Other Income (Loss)	227	—	16	243	(61)	(39)	929	829
Total Other Income (Loss)	(565)	—	13,493	12,928	(61)	(39)	5,791	5,691

Income (Loss) Before Provision for Income Taxes	$682	$(574)	$18,202	$18,310	$(2,992)	$(972)	$(9,146)	$(13,110)

Total Assets	$23,361	$422	$1,037	$24,820	$14,040	$938	$17,093	$32,071

NOTE 24 – FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	(in thousands)
	December 31, 2024
	Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash	$1,040	$1,040	$—	$—

Financial Liabilities:
Derivative Liabilities	$4,102	$—	$—	$4,102

	(in thousands)
	December 31, 2023
	Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash	$416	$416	$—	$—
Investments	$2,067	$2,067	$—	$—

There have been no transfers between fair value levels during the year ended  December 31, 2024 and 2023.

The fair value of cash and cash equivalents and investments is based on quoted prices in active markets for identical assets (Level 1).  Refer to “Refer to "Note 6 - Investments" for further information. The fair value of derivative liabilities is determined using valuation models which rely on unobservable inputs such volatility, correlations, and market assumptions that are based on management's judgment and estimates (Level 3). Refer to “ Note 14 – Derivative Liabilities” for assumptions used to value derivative liabilities.

NOTE 25 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.

On August 12, 2022, the Company entered into an engagement letter with Adnant, LLC (“Adnant”) pursuant to which Adnant provides executive level consulting and related business support and services related to the Company’s present and future challenges and opportunities (the "Engagement"). As compensation for the Adnant’s continued services and on achieving identified performance objectives as described in the engagement letter, Adnant is entitled to receive fees of $0.15 million monthly subject to the Company having available a cash balance greater than or equal to $1.20 million following payment of the fee and a performance bonus award subject to achievement of the performance objectives as set forth in more detail in the engagement letter. Effective April 1, 2023, Adnant is entitled to receive monthly fees of $0.20 million as compensation for Adnant’s continued services through September 30, 2023. The Engagement, as amended on June 30, 2023 (the "A&R Engagement Letter"), provides Adnant with the option to convert accrued and unpaid service fees into shares of Common Stock of the Company. In addition to the monthly fee described above, a performance based award of $2.50 million shall be payable to Adnant in shares of Common Stock based upon the achievement of the performance bonus award objectives set forth in the A&R Engagement Letter and the continued performance of Adnant towards obtaining such performance bonus award objectives. A transaction bonus award of $1.25 million is also available to Adnant subject to a change of control event approved by the Board of Directors with a value equal to or greater than $40.00 million in the aggregate. On December 29, 2023, the Board approved an extension of Adnant's continued services on a month-to-month basis under the terms of the A&R Engagement Letter. During the year ended  December 31, 2023, the Company incurred engagement fees totaling $2.68 million and issued 961,783 shares of Common Stock under the performance bonus award valued at $1.91 million. During the year ended December 31, 2024, the Company incurred engagement fees totaling $2.51 million. As of December 31, 2024 and 2023, total amounts due to Adnant were $1.18 million and $4.35 million, respectively, and included in "Accounts Payable & Accrued Liabilities" on the consolidated balance sheet.

In January 2023, the Company entered into Securities Purchase Agreements with certain investors, including Sabas Carrillo, the Company’s Chief Executive Officer, Patty Chan, the Company’s Chief Financial Officer, James Miller, the Company's former Chief Operating Officer, and Robert Baca, the Company’s Chief Legal Officer. On December 30, 2024,  the Series V Preferred Stock and warrants issued in connection with the 2023 Private Placement were amended. Refer to "Note 15 - Stockholders' Deficit" for further information on the 2023 Private Placement.

On January 3, 2023, the Company entered into a sublease agreement with Adnant for use of the office building located in Downey, California as the Company's corporate headquarters. The lease term commenced on February 1, 2023 and expires on May 31, 2025, upon which the sublease shall automatically continue on a month-to-month basis thereafter. Total rent expense incurred with the related party was $0.13 million and $0.13 million for the years ended  December 31, 2024 and 2023, respectively.

On December 31, 2024, the Company entered into a Debt Conversion Agreement wherein total amounts due to Adnant totaling $6.17 million was converted into 3,808,559 shares of Common Stock at a price per share of $1.62 as repayment of accounts payable and the performance bonus award.

During the year ended  December 31, 2023, a member of the Company's Board forfeited 9,000 shares of the Company's Common Stock to the Company for no cash value. Refer to "Note 15 - Stockholders' Deficit" for further information.

During the year ended  December 31, 2023, the Company's CEO advanced the Company $0.20 million for working capital needs, which has been repaid as of December 31, 2023.

NOTE 26 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company's entities have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of December 31, 2024.

Beginning November 6, 2024, the Company has filed automatic stays for all litigation where Unrivaled is a party. Refer to "Note 3 - Bankruptcy Filing" for further information.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s, the sellers of PFC, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. On June 28, 2024, the Court denied an ex parte application by People’s to enforce the settlement through an approximately $12.93 million judgment. Refer to "Note 13 – Notes Payable" for further details. A notice of bankruptcy stay of the entire action was filed and the entire matter has been removed to bankruptcy court. The matter will be dismissed with prejudice, as agreed in the settlement terms with People's on February 12, 2025. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s filed an action against certain current and former officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation will be dismissed with prejudice, as agreed in the settlement terms with People's on February 12, 2025. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

People's California, LLC v. Carrillo, et al - On July 26, 2024, People’s filed an action against certain officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. All defendants, including the Company, have accepted service of the complaint. The Company and the defendant officers and directors will vigorously defend against this lawsuit, including by filing a motion to dismiss the suit on forum grounds on January 9, 2025. The litigation will be dismissed with prejudice, as agreed in the settlement terms with People's on February 12, 2025. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

People's California, LLC v. Carrillo, et al - On August 13, 2024, People’s filed an action against certain individuals and companies in the Superior Court for the State of California, County of Orange, alleging claims for defamation-libel-per se, intentional interference with contractual relations, negligent interference with contractual relations, intentional interference with economic advantage, and civil conspiracy. The complaint does not state a specific claim for damages. An Answer denying the allegations has been filed as well as a Special Motion to Strike under the Anti-SLAPP law. The litigation will be dismissed with prejudice, as agreed in the settlement terms with People's on February 12, 2025. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

1149 South LA Street Fashion District, LLC v. Unrivaled Brands, Inc. - On January 30, 2023, 1149 South LA Street Fashion District, LLC and 1135 South LA Street Fashion District LLC filed an action against the Company and other defendants in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of written contract, breach of written guaranty, breach of implied covenant of good faith and fair dealing, waste, and declaratory relief. The complaint claims at least $0.58 million in damages. On April 10, 2023, the Company filed an answer to the complaint. On October 31, 2023, the Court granted the Plaintiff’s Application for Right to Attach Order in the amount of $0.50 million. In doing so, the Court found that the Plaintiffs had demonstrated a probability that they would succeed on the merits of their claims. The litigation is stayed pursuant to the bankruptcy action.

Greenlane Holdings, LLC v. Unrivaled Brands, Inc. - On February 6, 2023, Greenlane Holdings, LLC filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, alleging claims for breach of contract, account stated, and unjust enrichment. The complaint alleges damages of $0.40 million. On April 10, 2023, the Company filed an answer to the complaint. On May 28, 2024, a non-jury trial was held in which the Court found in favor of Greenlane and subsequently entered judgment against the Company in the amount of $1.85 million. Greenlane Holdings, LLC is now an unsecured creditor in the bankruptcy action.

WGS Group, Inc. v. Unrivaled Brands, Inc. - On July 17, 2023, WGS Group, Inc. filed an action against the Company in the Superior Court of California, County of Orange Central Justice Center, alleging claims for damages and declaratory relief, breach of security service agreements, breach of the implied covenant of good faith and fair dealing, quantum meruit, violations of business and professional code sections 17200 Et SEQ., declaratory relief regarding successor-in-interest liability, and declaratory relief regarding ultra vires actions imposing personal liability on chief financial officer. Gateway Acceptance Company ("Gateway"), via a lending arrangement with WGS, is alleged to have Accounts Receivable rights in the alleged damages and has authorized WGS to pursue the present litigation on behalf of Gateway. The litigation is stayed as to the Company pursuant to the bankruptcy action. WGS Group, Inc. and Gateway are both unsecured creditors in the bankruptcy action.

No Smoking Allowed Except Turn, LLC v. People’s Riverside, LLC and Unrivaled Brands, Inc. - On July 21, 2023, No Smoking Allowed Except Turn, LLC filed an action against the Company in the Superior Court of California, County of Riverside, alleging claims for damages for breach of contract and negligence. The complaint alleges damages in excess of $0.60 million. On September 13, 2023, the Company filed an answer to the complaint. The litigation is stayed pursuant to the bankruptcy action.

Glaser Weil Fink Howard Jordan & Shapiro LLP v. Unrivaled Brands, Inc. – On January 19, 2024, Glaser Weil Fink Howard Jordan & Shapiro LLP filed an action against Unrivaled Brands, Inc., in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract. The complaint claims at least $0.28 million in damages. On March 12, 2024, the Company filed an answer to the complaint. The litigation is stayed pursuant to the bankruptcy action.

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024. Trial in this matter is set for June of 2025. The litigation is stayed pursuant to the bankruptcy action.

Fusion LLF, LLC v. Unrivaled Brands, Inc. - On June 27, 2022, Fusion LLF, LLC filed an action against the Company, in the Superior Court for the State of California, County of Orange, alleging claims for breach of contract, account stated, and right to attach order, and writ of attachment. The complaint claims at least $4.55 million in damages. On August 11, 2022, the Company filed an answer to the complaint. On August 5, 2022, Fusion LLF, LLC filed an application for a right to attach order and writ of attachment, which was denied on December 8, 2022. The litigation is stayed pursuant to the bankruptcy action.

NOTE 27 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 13, 2025, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On January 1, 2025, the Company entered into an Amended and Restated Engagement Letter with Adnant wherein the term of the engagement was extended to December 31, 2025 and the service fee was decreased from $0.25 million to $0.08 million, which shall be payable monthly subject to the Company having a sufficient cash balance.

On January 2, 2025, the Company entered into a binding term sheet with Mt. Tam Ventures II, LLC ("MTV II") pursuant to which the Company intends to negotiate and enter into an Acquisition Agreement or Share Exchange Agreement, or similarly situated document, pursuant to which the Company shall acquire 100% of the membership interests of MTV II (the "Transaction"). Upon closing of the Transaction, the Company shall pay $0.25 million in cash to MTV II and issue 1,931,152 shares of Common Stock of the Company to the various holders of the membership interests of MTV II (the "Sellers"). The Company shall also issue to the Sellers a Common Stock purchase warrant to purchase up to 238,368 shares of the Company with an exercise price of $0.54. The aggregate value exchanged shall be equal to $3.93 million. Closing of the Transaction is subject to the execution of definitive agreements and regulatory approvals among other customary conditions.

On January 8, 2025, the Company entered into a binding term sheet with Mesh Ventures, LLC ("Mesh") pursuant to which the Company intends to negotiate and enter into a Merger Agreement or Share Exchange Agreement, or similarly situated document for the Company's acquisition of 100% of the membership interests of Mesh (the "Transaction"). Upon closing of the Transaction, the Company shall pay $0.36 million in cash to Mesh to pay agreed upon debts and liabilities and shall issue 4,531,965 shares of Common Stock of the Company to the various holders of the membership interests of Mesh (the "Sellers"). The Company shall also issue to the Sellers warrants to purchase, in the aggregate, up to 471,989 shares of Common Stock, at an exercise price of $0.64 per share. The aggregate value exchanged is expected to equal to $8.99 million. Closing of the Transaction is subject to the execution of definitive agreements and regulatory approvals among other customary conditions.

On January 8, 2025, the Company executed and delivered Unsecured Promissory Notes in the aggregate principal amount of $0.10 million (the “ January 2025 Notes”) amongst four separate investors (the “Lenders”). The January 2025 Notes have a maturity date of December 30, 2026 with no interest accruing except for default interest and no prepayment penalty. The January 2025 Notes are convertible at the Lenders’ individual election into a convertible promissory note that shall include (i) an automatic conversion into the shares of capital stock issued by Blüm in its next bona fide equity financing with proceeds to Blüm of at least $10.00 million or such lesser amount as approved by Lenders at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of Blüm. The Company shall grant to the Lenders warrants to purchase, in the aggregate, up to 7,812 shares of the Company's Common Stock, at an exercise price of $0.64 per share.

On January 31, 2025, the Company entered into a binding letter of intent with a third-party seller for the acquisition of 100% of the Common Stock of a licensed cannabis dispensary in Northern California (the “Target”). The total consideration for the transaction shall be $2.00 million, comprised of (i) $1.30 million in cash, (ii) $0.20 million in cash or stock subject to earn-outs, and (iii) $0.50 million in shares of the Company’s Common Stock. In addition, performance-based bonuses may be payable on the first anniversary of closing. Blum Management Holdings, Inc. also entered into a senior secured convertible promissory note for $0.50 million, bearing 8.0% interest and maturing on March 31, 2025, with an option to convert into shares of the Target, subject to performance-based adjustments. The proposed transaction is subject to the execution of definitive agreements.

On February 12, 2025, Unrivaled and Halladay Holding reached a settlement with People's in an in-person judicial settlement conference, which is in the process of being documented and submitted to the Bankruptcy Court for approval, pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

On February 28, 2025, the Company received an advance payment of $0.20 million in connection with a promissory note that is currently under verbal agreement. The promissory note has not yet been formally signed by the parties involved. The advance is recorded as a liability until the terms of the formal agreement are finalized. The Company is in the process of negotiating the terms of the promissory note.