Form 10-Q
period 2025-03-31
BLUM HOLDINGS, INC.
filed 2025-05-14
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 9, 2025, there were 13,553,473 shares of the registrant's common stock outstanding.

BLUM HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other important factors that could cause actual results to differ include, among others, the risk, uncertainties and factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

ITEM 1. FINANCIAL STATEMENTS.

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for shares and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$430	$1,040
Accounts Receivable, Net of Allowance for Credit Losses of nil at both March 31, 2025 and December 31, 2024	135	143
Inventory	478	674
Prepaid Expenses & Other Current Assets	316	826
Notes Receivable	594	188
Total Current Assets	1,953	2,871

Property, Equipment and Leasehold Improvements, Net	180	267
Right-of-Use Assets - Operating Leases	1,568	1,614
Intangible Assets, Net	2,897	2,952
Goodwill	17,116	17,116
Other Assets	51	—
TOTAL ASSETS	$23,765	$24,820

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$6,845	$7,391
Current Portion of Notes Payable	827	650
Income Taxes Payable	1,870	1,618
Total Current Liabilities	9,542	9,659

Notes Payable, Net of Discounts	2,263	2,317
Accrued Income Taxes	10,083	9,894
Deferred Tax Liabilities	1,769	1,774
Operating Lease Liabilities	1,772	1,818
Derivative Liability	3,602	4,102
TOTAL LIABILITIES	29,031	29,564

COMMITMENTS AND CONTINGENCIES (Note 23)

MEZZANINE EQUITY (Note 15)	2,384	2,005

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of March 31, 2025 and December 31, 2024	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized; 13,553,473 shares outstanding as of March 31, 2025 and December 31, 2024	12	12
Additional Paid-In Capital	413,982	414,319
Accumulated Deficit	(421,645)	(421,081)
Total Stockholders' Deficit	(7,650)	(6,749)
TOTAL MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	(5,266)	(4,744)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$23,765	$24,820

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except for shares and per share data)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$2,240	$1,774
Cost of Goods Sold	1,049	976
Gross Profit	1,191	798

Operating Expenses:
Selling, General & Administrative	2,492	4,385
Total Operating Expenses	2,492	4,385

Loss from Operations	(1,301)	(3,587)

Other Income (Expense):
Interest Expense, Net	(232)	(377)
Change in Fair Value of Derivative Liability	516	—
Unrealized Gain on Long-Term Investments	—	417
Other Income	700	65
Total Other Income	984	105

Loss from Continuing Operations Before Provision for Income Taxes	(317)	(3,482)
Provision for Income Tax Expense for Continuing Operations	(247)	(27)
Net Loss from Continuing Operations	(564)	(3,509)

Income from Discontinued Operations Before Provision for Income Taxes	—	483
Provision for Income Tax Expense for Discontinued Operations	—	(25)
Net Income from Discontinued Operations	—	458

NET LOSS	$(564)	$(3,051)

Net Loss from Continuing Operations per Common Share - Basic	$(0.08)	$(0.35)
Net Loss from Continuing Operations per Common Share - Diluted	$(0.08)	$(0.35)
Weighted-Average Shares Outstanding - Basic	12,307,664	9,909,072
Weighted-Average Shares Outstanding - Diluted	12,307,664	9,909,072

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED March 31, 2025 and 2024
(in thousands, except for shares)

	Mezzanine	Convertible Series V				Additional
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2024	$2,005	14,071,431	$1	13,553,473	$12	$414,319	$(421,081)	$(4,744)
Net Loss	—	—	—	—	—	—	(564)	(564)
Accretion of Mezzanine Equity	379	—	—	—	—	(379)	—	—
Stock-Based Compensation	—	—	—	—	—	39	—	39
Issuance of Warrants	—	—	—	—	—	3	—	3
BALANCE AT MARCH 31, 2025	$2,384	14,071,431	$1	13,553,473	$12	$413,982	$(421,645)	$(5,266)

	Convertible Series V				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2023	14,071,431	$1	8,509,384	$9	$408,473	$(454,179)	$(45,696)
Net Loss	—	—	—	—	—	(3,051)	(3,051)
Cancellation of Shares	—	—	(10,279)	(1)	1	—	—
Stock-Based Compensation	—	—	—	—	110	—	110
BALANCE AT MARCH 31, 2024	14,071,431	$1	8,499,105	$8	$408,584	$(457,230)	$(48,637)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(564)	$(3,051)
Less: Net Income from Discontinued Operations	—	458
Net Loss from Continuing Operations	(564)	(3,509)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Income Tax (Benefit) Expense	(5)	28
Bad Debt Expense	—	2
Change in Fair Value of Derivative Liability	(516)	—
Non-Cash Interest Expense, Net	(18)	(5)
Depreciation and Amortization	142	85
Amortization of Operating Lease Right-of-Use Asset	46	304
Stock-Based Compensation	39	110
Unrealized Gain on Investments	—	(417)
Change in Operating Assets and Liabilities:
Accounts Receivable	8	163
Inventory	196	25
Prepaid Expenses & Other Current Assets	510	(165)
Other Assets	(51)	(1)
Accounts Payable & Accrued Liabilities	(105)	1,172
Operating Lease Liabilities	(46)	(174)
Net Cash Used in Operating Activities - Continuing Operations	(364)	(2,382)
Net Cash Provided by Operating Activities - Discontinued Operations	—	1,649
NET CASH USED IN OPERATING ACTIVITIES	(364)	(733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	(32)
Proceeds from Notes Receivable	94	—
Issuance of Notes Receivable	(500)	—
Proceeds from Sale of Investments	—	1,300
Net Cash (Used in) Provided by Investing Activities - Continuing Operations	(406)	1,268
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(406)	1,268

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	300	—
Payments of Debt Principal	(140)	(29)
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	160	(29)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	160	(29)

NET CHANGE IN CASH	(610)	506

Cash at Beginning of Period	1,040	416
CASH AT END OF PERIOD	$430	$922

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$60	$73

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Mezzanine Equity	$379	$—

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

References in the consolidated financial statements to the “Company”, “Blüm”, “we”, “us”, or “our” are intended to mean Blum Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions for U.S. Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933 and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2025 and December 31, 2024, and the consolidated results of operations and cash flows for the periods ended March 31, 2025 and 2024 have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The Company incurred pre-tax net loss from continuing operations of $0.32 million and $3.48 million for the three months ended March 31, 2025 and 2024, respectively. As of  March 31, 2025 and December 31, 2024, the Company had an accumulated deficit of $421.65 million and $421.08 million, respectively. At March 31, 2025, the Company had a consolidated cash balance of $0.43 million. Management expects to experience further net losses in 2025 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, management believes that even after taking these actions, the Company will not have sufficient liquidity to satisfy all of its future financial obligations. The risks and uncertainties surrounding the ability to raise capital, the limited capital resources, and the weak industry conditions impacting the Company’s business raise substantial doubt as to its ability to continue as a going concern for twelve months from the issuance of these financial statements.

Reclassifications

Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a component of an entity that is classified as discontinued operations is presented separately from continuing operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. All assets and liabilities related to such discontinued operations are presented separately in the consolidated balance sheets for all periods presented. The comparative prior period amounts in the consolidated statements of operations and cash flows for the three months ended March 31, 2024 have been recast to exclude People's and The Spot from continuing operations. Accordingly, the presentation of prior period balances may not agree to prior issued financial statements.

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these interim unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended March 31, 2025.

Notes Receivable

The Company invests in convertible notes receivable issued by private entities, which may include embedded or freestanding equity conversion features. These notes are accounted for under ASC 310 or ASC 320, depending on their classification, with interest income recognized using the effective interest method. The notes are measured at amortized cost on an individual asset basis. The Company evaluates these assets for impairment regularly and records an allowance if credit losses are expected.

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

Income (Loss) Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. Refer to “Note 17 – Earnings Per Share”.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Three Months Ended
	March 31,
	2025	2024
Common Stock Warrants	3,263,632	1,461,997
Common Stock Options	271,064	369,301
Convertible Debt	1,350,622	—
Series V Preferred Stock	4,690,477	—
	9,575,795	1,831,298

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, including those that have a single reportable segment. It also requires all public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. In addition, the ASU requires entities to disclose information about the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the standard on December 31, 2024 did not have a material impact on the Company’s consolidated financial statements. Refer to “Note 20 – Segment Information”.

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

NOTE 3 – BANKRUPTCY FILING

On November 6, 2024 (the “Petition Date”), the Company’s wholly owned subsidiaries Unrivaled Brands, Inc. (“Unrivaled”) and Halladay Holding, LLC (“Halladay Holding”) (each a “Debtor” and collectively, the “Debtors”) voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (“Bankruptcy Court”), bearing case numbers 2:24-bk-19127-BB and 2:24-bk-19128-BB (“Bankruptcy Cases”). The Debtors voluntarily filed for relief under Chapter 11 of the Bankruptcy Code following insolvency and litigation by People’s California, LLC (“People's”). The Chapter 11 filing is limited to Unrivaled and Halladay Holding, meaning only their assets and liabilities are included in the Debtors-in-Possession estates. Blum Holdings, Inc., along with all other operations of the Company are not included in the bankruptcy proceeding and continue operating in the ordinary course of business.

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

On December 16, 2024, the Debtors initiated an adversary proceeding against People's in Bankruptcy Court (Case No. 2:24-ap- 1272-BB) seeking to recover approximately $8.22 million in allegedly avoidable cash transfers made to People's in the two years preceding the bankruptcy filing, pursuant to Bankruptcy Code Sections 544, 547, 548, and 550.

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

On February 12, 2025, the Debtors and People's participated in an in-person mediation and reached a settlement. Under the settlement terms, all pre-petition litigation and bankruptcy adversary proceedings between the parties will be dismissed, People's will withdraw its motion to dismiss the bankruptcy case, People's will support the Debtors’ liquidating plan, and a payment of $0.40 million from the sale of the Halladay Holding property will be made to People's, with an additional $1.00 million to be subject to an interpleader complaint. On March 27, 2025, the parties executed definitive documentation for the terms of the settlement. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

On April 30, 2025, the Bankruptcy Court held a hearing and granted Debtors’ motion to approve the settlement and settlement agreement with People’s.  A written court order granting the Debtors’ motion was signed by the Bankruptcy Court on May 2, 2025. The “Effective Date” in the settlement is after the appeal period has expired with no stay pending appeal having been granted.  There is a 14-day appeal period, which will expire at 11:59 p.m. on May 16, 2025.

NOTE 4 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil and $0.14 million as of March 31, 2025 and  December 31, 2024, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three months ended March 31, 2025 and 2024.

The Company sources cannabis products from various vendors for retail and distribution. However, as a result of regulations in the State of California, the Company’s California retail and distribution operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three months ended March 31, 2025 and 2024, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 5 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	March 31,	December 31,
	2025	2024
Raw Materials	$309	$313
Finished Goods	169	361
Total Inventory	$478	$674

NOTE 6 – NOTES RECEIVABLE

On January 31, 2025, the Company entered into a binding letter of intent with a third-party seller for the acquisition of 100% of the common stock of a licensed cannabis dispensary in Northern California (the “Target”). In connection with the proposed transaction, Blum Management entered into a senior secured convertible promissory note for $0.50 million with the Target. The note receivable earns interest at a rate of 8.0% per annum and matured on March 31, 2025. At the Company’s option, the promissory note  may be converted into shares of the Target, based on a Target valuation of $2.00 million, subject to performance-based adjustments. The promissory note is secured by all assets of the Target. As of March 31, 2025, the note receivable remained outstanding and unconverted. On March 31, 2025, the maturity date of the promissory note was amended to May 30, 2025. The promissory note is recorded at amortized cost, which was $0.50 million as of March 31, 2025. Refer to "Note 24 - Subsequent Events" for the Amended and Restated Binding Letter of Intent dated May 13, 2025.

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	March 31,	December 31,
	2025	2024
Furniture and Equipment	$41	$41
Computer Hardware	52	52
Leasehold Improvements	621	621
Vehicles	7	7
Subtotal	721	721
Less Accumulated Depreciation	(541)	(454)
Property, Equipment and Leasehold Improvements, Net	$180	$267

Depreciation expense related to continuing operations was $0.09 million and $0.06 million for the three months ended March 31, 2025 and 2024, respectively.

All property, equipment and leasehold improvements related to discontinued operations are separately presented from the consolidated balance sheets as of March 31, 2025 and  December 31, 2024. Refer to "Note 19 – Discontinued Operations".

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		(in thousands)
		March 31, 2025			December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Operating Licenses	14	$3,100	$(203)	$2,897	$3,100	$(148)	$2,952
Total Amortizing Intangible Assets		3,100	(203)	2,897	3,100	(148)	2,952

Total Intangible Assets, Net		$3,100	$(203)	$2,897	$3,100	$(148)	$2,952

Amortization expense related to continuing operations was $0.06 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 9 – GOODWILL

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). The balance of goodwill at  March 31, 2025 and  December 31, 2024 remained unchanged at $17.12 million.

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

The transactions are intended to expand the Company's retail footprint in Northern California and to achieve synergies with the Company's existing retail operations in Northern California. Transaction-related costs and issuance costs related to the business combination were nil. As a result of the agreements entered into on May 1, 2024, the Company determined these entities are variable interest entities under ASC 810, “Consolidation” (“ASC 810”) of which the Company is a primary beneficiary. The entities are under common control and accounted for as a single transaction under Coastal Pines Group (“CPG”) for presentation purposes. Refer to "Note 15 – Stockholders' Deficit" for variable interest entities.

The table below summarizes the allocation of the purchase price based on fair value of net assets acquired:

(in thousands)
Equity Consideration - Common Stock	$1,264
Put Option	3,480
Note Payable	1,874
Total Consideration	$6,618

Assets Acquired:
Cash	959
Accounts Receivable	85
Inventory	524
Prepaid Expenses & Other Assets	112
Property, Equipment and Leasehold Improvements	470
Right-of-Use Asset - Operating Leases	1,694
Intangible Assets	3,100
Total Assets Acquired	6,944

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	3,877
Operating Lease Liabilities	2,077
Notes Payable	307
Income Taxes Payable	9,632
Deferred Tax Liabilities	1,549
Total Liabilities Assumed	17,442

Fair Value of Net Assets Acquired	(10,498)

Goodwill	$17,116

CPG contributed revenue of $2.17 million and net loss of $0.74 million for the three months ended March 31, 2025.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	(in thousands)
	March 31,	December 31,
	2025	2024
Accounts Payable	$6,396	$6,992
Tax Liabilities	10	4
Accrued Payroll and Benefits	127	230
Current Portion of Operating Lease Liabilities	161	165
Other Accrued Expenses	151	—
Total Accounts Payable & Accrued Liabilities	$6,845	$7,391

NOTE 12 – LEASES

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.11 million and $0.49 million for the three months ended March 31, 2025 and 2024, respectively. Short-term lease costs during the fiscal quarters ended March 31, 2025 and 2024 were not material.

As of March 31, 2025 and December 31, 2024, short-term lease liabilities of $0.16 million and $0.17 million, respectively, are included in “Accounts Payable & Accrued Liabilities” on the consolidated balance sheets. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	March 31,	December 31,
	2025	2024
Operating Lease Right-of-Use Assets	$1,568	$1,614
Operating Lease Liabilities	$1,933	$1,983

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	March 31,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (Years)	10.7	10.0
Weighted Average Discount Rate	13.9%	13.9%

NOTE 13 – NOTES PAYABLE

Notes payable consisted of the following:

	(in thousands)
	March 31,	December 31,
	2025	2024
Promissory notes dated May 1, 2024 issued for liabilities assumed by the Company in connection with the acquisition of CPG, which shall bear at a nominal interest rate.	$761	$761
Convertible promissory note dated August 1, 2024 issued to the shareholders of SAS, which mature through May 1, 2028 and bear interest at a rate of 6.0% per annum.	356	382
Convertible promissory notes dated May 1, 2024 and August 1, 2024 issued to the shareholders of Coastal and SAS, which bear interest at a rate of 7.0% per annum and mature in May through November 2027.	1,076	1,192
Notes payable issued in January 2023, assumed by the Company on May 1, 2024 in connection with the acquisition of CPG, which mature on June 1, 2025 and bear interest at a rate of 10.0% per annum.	34	68
Unsecured promissory note dated November 12, 2024 issued to Douglas Rosenberg, which matures on December 31, 2026. The non-interest bearing note is convertible into common stock of the Company.	800	800
Unsecured promissory notes dated January 8, 2025 issued to accredited investors, which mature on December 31, 2026. The non-interest bearing note is convertible into common stock of the Company.	100	—
Unsecured promissory note dated February 25, 2025, which matures on September 30, 2025 and bears no interest.	200	—
Notes Payable - Promissory Notes	3,327	3,203
Less: Short-Term Debt	(827)	(650)
Less: Debt Discount, net	(237)	(236)
Net Long-Term Debt	$2,263	$2,317

Unsecured Note Financing

On January 8, 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $0.10 million (the “Notes”) amongst four separate investors (the “Lenders”). The Notes have a maturity date of December 30, 2026 with no interest accruing except for default interest and no prepayment penalty. The Notes are convertible at the Lenders’ individual election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm in its next bona fide equity financing with proceeds to Blüm of at least $10.00 million or such lesser amount as approved by Lenders at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of the Company. The Company issued to the Lenders warrants to purchase, in the aggregate, up to 7,812 shares of the Company's Common Stock (the "Common Stock"), at an exercise price of $0.64 per share. Refer to "Note 18 – Warrants" for additional details. Refer to "Note 24 - Subsequent Events" for the amended and restated unsecured promissory note dated April 30, 2025.

On February 25, 2025, the Company issued an unsecured promissory note in the principal amount of $0.20 million which matures on September 30, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. Refer to "Note 24 - Subsequent Events" for the amended and restated unsecured promissory note dated May 7, 2025.

NOTE 14 – DERIVATIVE LIABILITIES

A reconciliation of the changes in fair value of derivative liabilities for the three months ended March 31, 2025 is as follows:

(in thousands)
Three Months Ended
March 31, 2025
Balance, Beginning of Period	$4,102
Issuance of Derivative Liability - Conversion Option	16
Change in Fair Value of Derivative Liability	(516)
Balance, End of Period	$3,602

Derivative liabilities was nil as of March 31, 2024.

In connection with the transaction described in "Note 10 – Business Combinations", on May 1, 2024, the Company issued 945,605 shares of Common Stock to the previous stockholders of SAS and 889,725 shares of Common Stock to the shareholders of Coastal, of which 196,507 and 393,013 shares of Common Stock, respectively, shall be transferred on the 12-month anniversary of the transaction. The holders of such Common Stock have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. The Put Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. Refer to "Note 15 – Stockholders' Deficit" for further information on the underlying common shares. The fair value of the Put Option was $3.34 million as of March 31, 2025. The fair value of the Put Option was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	March 31, 2025
Share Price	$0.71	$0.93
Exercise Price	$2.75	$2.75
Expected Life (in Years)	2.25	1.33
Annualized Volatility	88.0%	95.3%
Risk-Free Annual Interest Rate	4.9%	4.0%

The Unsecured Promissory Note dated November 12, 2024, as amended and restated on December 31, 2024, referred to as the A&R Note, and the Unsecured Promissory Notes dated January 8, 2025  may be automatically converted into shares of Common Stock upon its next bona fide equity financing with proceeds of at least $10.00 million or such lesser amount as approved by the lender, at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such qualifying financing and (y) the price represented by a $30.00 million pre-money valuation of the Company (the "Conversion Option"). The conversion price is unknown at the issuance date and determined by future equity financing. The Conversion Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. The fair value of the Conversion Option was $0.26 million as of  March 31, 2025. The fair value of the Conversion Option was determined using the Monte Carlo simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	March 31, 2025
Share Price	$0.23	$0.93
Expected Life (in Years)	$1.50	$1.75
Annualized Volatility	165.0%	100.0%
Risk-Free Annual Interest Rate	4.4%	3.9%

NOTE 15 – STOCKHOLDERS' DEFICIT

Series V Preferred Stock

In December 2022, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series V Preferred Stock, $0.001 par value. The number of authorized shares of Series V Preferred Stock is 25,000,000 shares. Each share of Series V Preferred Stock is convertible into ten shares of Common Stock at any time from and after the first anniversary of the issuance date. Each share of Series V Preferred Stock will automatically be converted into ten fully paid and non-assessable shares of Common Stock on the second anniversary of the date on which the holder’s shares of Series V Preferred Stock were issued. The Series V Class of Preferred Stock have a one-year lock-up and have a two times voting right which automatically expires in two years. The conversion ratio of each share of Series V Preferred Stock was adjusted to one-tenth (1/10th) of a share of Common Stock to reflect the reverse stock split of its Common Stock at a ratio of 1-for-100 effective January 12, 2024 (the "Reverse Stock Split") as retroactively presented herein.

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

Series N Preferred Stock

In February 2023, the Company filed a Certificate of Designation of Rights, Privileges, Preferences, and Restrictions with the Secretary of State of the State of Nevada to establish a new class of preferred shares, the Series N Preferred Stock, $0.001 par value. The number of authorized shares of Series N Preferred Stock is 2,500,000 shares. Each share of Series N Preferred Stock is convertible into 100 shares of the Company's Common Stock at any time from and before the first anniversary of the issuan"ce date. Each share of Series N Preferred Stock will automatically be converted into 100 fully paid and non-assessable shares of the Company's Common Stock on the first anniversary of the issuance date. The conversion ratio of each share of Series N Preferred Stock was adjusted to one (1) share of Common Stock to reflect the Reverse Stock Split effective January 12, 2024.

Common Stock and Mezzanine Equity

The Company authorized 990,000,000 shares of Common Stock with $0.001 par value per share. As of March 31, 2025 and December 31, 2024, 13,553,473 and 13,553,473 shares of Common Stock were outstanding, respectively.

On May 1, 2024, the Company issued 749,097 shares of Common Stock to the previous stockholders of SAS and 496,712 shares of Common Stock to the shareholders of Coastal for the transaction described in "Note 10 – Business Combinations", wherein the holders have the option, but not the obligation, to exchange the shares for a promissory note. The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. Refer to "Note 14 – Derivative Liabilities" for further information on the Put Option. The shares issued are classified as temporary equity in accordance with ASC 480, "Distinguishing Liabilities from Equity" and recorded as mezzanine equity on the consolidated balance sheets. The carrying amount of these shares was $1.26 million as of March 31, 2025. The redemption value at maturity is $5.05 million. Accretion related to mezzanine equity is recognized using the interest method and included in the calculation of earnings per share for the three months ended March 31, 2025. Refer to "Note 17 - Earnings Per Share".

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

The balances of the VIEs consisted of the following for the periods presented:

	(in thousands)
	March 31,	December 31,
	2025	2024
Current Assets	$623	$1,436
Non-Current Assets	21,791	21,925
Total Assets	$22,414	$23,361

Current Liabilities	$5,840	$5,551
Non-Current Liabilities	13,547	13,409
Total Liabilities	$19,387	$18,960

Revenue resulting from the VIEs included in the consolidated statements of operations was $2.17 million and nil for the three months ended March 31, 2025 and 2024, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Equity Incentive Plans

As a result of the corporate reorganization on January 12, 2024, Unrivaled Brands, Inc. assigned to Blüm, and Blüm assumed and agreed to perform all obligations pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), and (b) each award agreement entered into pursuant to the equity incentive plans. The following table contains information about the Company's equity incentive plans as of March 31, 2025:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant
2016 Plan	2,000,000	—	2,489	1,997,511
2018 Plan	43,976,425	40,221	150,860	43,785,344
2019 Plan	55,000,000	349	117,715	54,881,936

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of Common Stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

(in thousands, except for shares / options)
For the Three Months Ended
	March 31, 2025		March 31, 2024
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$39	—	$110

Total Stock–Based Compensation Expense		$39		$110

Stock Options

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2025:

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value of
	Number of	Average Exercise	Contractual	In-the-Money
	Shares	Price Per Share	Life (in years)	Options
Options Outstanding as of January 1, 2025	297,064	$15.20
Forfeited	(26,000)	$1.07
Options Outstanding as of March 31, 2025	271,064	$16.56	6.6 years	$—
Options Exercisable as of March 31, 2025	271,064	$16.56	6.6 years	$—

As of March 31, 2025, total unrecognized stock-based compensation was nil. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

NOTE 17 – EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024:

	(in thousands, except for shares and per share data)
	Three Months Ended March 31,
	2025	2024
Net Loss from Continuing Operations	$(564)	$(3,509)
Less: Accretion of Mezzanine Equity	(379)	—
Adjusted Net Loss from Continuing Operations	$(943)	$(3,509)

Weighted-Average Shares Outstanding - Basic	12,307,664	9,909,072
Weighted-Average Shares Outstanding - Diluted	12,307,664	9,909,072

Net Loss from Continuing Operations per Common Share - Basic	$(0.08)	$(0.35)
Net Loss from Continuing Operations per Common Share - Diluted	$(0.08)	$(0.35)

NOTE 18 – WARRANTS

The following table summarizes the Company's warrant activity for the three months ended March 31, 2025:

		Weighted-
		Average
		Exercise
	Warrants	Price
Warrants Outstanding as of January 1, 2025	3,255,820	$2.41
Issued	7,812	$0.64
Warrants Outstanding as of March 31, 2025	3,263,632	$2.41

In connection with the Unsecured Promissory Notes on January 8, 2025, the Company issued warrants to purchase up to 7,812 shares of Common Stock with an exercise price of $0.64. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until January 8, 2028 upon which the warrants shall be automatically exercised on a cashless basis. The warrants issued in connection with the Notes met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. Refer to "Note 13 - Notes Payable" for the Notes.

The fair value of the warrants issued during the three months ended March 31, 2025 was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the period presented:

March 31, 2025
Expected Term (in Years)	3.0
Volatility	109.5%
Risk-Free Interest Rate	4.3%
Dividend Yield	0.0%

NOTE 19 – DISCONTINUED OPERATIONS

Southern California Retail Operations

On June 10, 2024, Unrivaled entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, for a total sale price of $22.54 million. Effective upon the closing of the transaction, the buyer assumed full operational and management control of the PFC business pursuant to a Management Services Agreement (the "MSA"), pending transfer of the cannabis licenses. As a result of the MSA, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. The Company has continuing involvement in PFC as a result of the Trademark License Agreement in which the buyer shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option. During the three months ended March 31, 2025, the Company had cash inflows and outflows of nil from discontinued operations related to PFC after the disposal date.

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

The assets and liabilities related to PFC and The Spot were measured at the lower of their carrying amount or fair value less costs to sell ("FVLCTS") upon classification as held for sale. The Company concluded that the disposal of PFC and the exit of The Spot, as reported under the cannabis retail segment, represented a strategic shift that will have a major effect on the Company's operations and financial results and thus all assets and liabilities allocable to the entities were classified as discontinued operations. Revenue and expenses, gains or losses relating to the discontinuation of such operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the consolidated statements of operations for all periods presented.

Operating results for the discontinued operations were comprised of the following:

(in thousands)
Three Months Ended March 31,
2024
Total Revenues	$5,080
Cost of Goods Sold	2,198
Gross Profit	2,882

Selling, General & Administrative Expenses	1,782
Income from Operations	1,100

Interest Expense	(640)
Other Income	23
Income from Discontinued Operations Before Provision for Income Taxes	483

Provision for Income Tax Expense for Discontinued Operations	(25)
Net Income from Discontinued Operations	$458

Net Income from Discontinued Operations per Common Share - Basic	$0.05
Net Income from Discontinued Operations per Common Share - Diluted	$0.05

As of March 31, 2025 and December 31, 2024, the assets and liabilities related to discontinued operations were deconsolidated and no balance or operations remained.

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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)
	Total Revenue		% of Total Revenue
	Three Months Ended March 31,
Segment	2025	2024	2025	2024
Cannabis Retail	$2,170	$1,754	96.9%	98.9%
Cannabis Distribution	70	20	3.1%	1.1%
Total	$2,240	$1,774	100.0%	100.0%

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$2,170	$70	$—	$2,240	$1,754	$20	$—	$1,774
Cost of Goods Sold	972	77	—	1,049	945	31	—	976
Gross Profit	1,198	(7)	—	1,191	809	(11)	—	798
Gross Profit %	55.2%	(10.0)%	0.0%		46.1%	(55.0)%	0.0%

Selling, General & Administrative Expenses	1,503	57	932	2,492	1,725	52	2,608	4,385
Loss from Operations	(305)	(64)	(932)	(1,301)	(916)	(63)	(2,608)	(3,587)

Other Income (Expense):
Interest Expense	(217)	—	(15)	(232)	(162)	—	(215)	(377)
Change in Fair Value of Derivative Liability	—	—	516	516	—	—	—	—
Unrealized Gain on Investments	—	—	—	—	—	—	417	417
Other Income	—	—	700	700	5	—	60	65
Total Other Income (Expense), Net	(217)	—	1,201	984	(157)	—	262	105

Income (Loss) Before Provision for Income Taxes	$(522)	$(64)	$269	$(317)	$(1,073)	$(63)	$(2,346)	$(3,482)

Total Assets	$22,414	$451	$900	$23,765	$13,121	$894	$17,948	$31,963

NOTE 21 - FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	(in thousands)
	March 31, 2025
	Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash	$430	$430	$—	$—

Financial Liabilities:
Derivative Liabilities	$3,602	$—	$—	$3,602

	(in thousands)
	December 31, 2024
	Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash	$1,040	$1,040	$—	$—

Financial Liabilities:
Derivative Liabilities	$4,102	$—	$—	$4,102

There have been no transfers between fair value levels during the three months ended March 31, 2025.

The fair value of cash and cash equivalents is based on quoted prices in active markets for identical assets (Level 1). The fair value of derivative liabilities is determined using valuation models which rely on unobservable inputs such volatility, correlations, and market assumptions that are based on management's judgment and estimates (Level 3). Refer to “Note 14 – Derivative Liabilities” for assumptions used to value derivative liabilities.

NOTE 22 – RELATED PARTY TRANSACTIONS

All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Company's Board of Directors.

During the three months ended March 31, 2025, the Company incurred engagement fees totaling $0.23 million pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as subsequently amended, for executive level consulting and related business support services (the "Engagement"). On January 1, 2025, the Company entered into an Amended and Restated Engagement Letter with Adnant wherein the term of the Engagement was extended to December 31, 2025 and the monthly service fee was decreased from $0.25 million to $0.08 million, which shall be payable monthly subject to the Company having a sufficient cash balance.

On January 3, 2023, the Company entered into a sublease agreement with Adnant for use of the office building located in Downey, California as the Company's corporate headquarters. The lease term commenced on February 1, 2023 and expires on May 31, 2025, upon which the sublease shall automatically continue on a month-to-month basis thereafter. Total rent expense incurred with the related party was $27,968 and $34,242 for three months ended March 31, 2025 and 2024, respectively.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s entities have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of March 31, 2025.

Beginning November 6, 2024, the Company has filed automatic stays for all litigation where Unrivaled is a party. Refer to "Note 3 - Bankruptcy Filing" for further information.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s, the sellers of PFC, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint in the matter in November 2021. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. On June 28, 2024, the Court denied an ex parte application by People’s to enforce the settlement through an approximately $12.93 million judgment. Refer to "Note 13 – Notes Payable" for further details. A notice of bankruptcy stay of the entire action was filed and the entire matter has been removed to the Bankruptcy Court. A settlement agreement has been executed contemplating dismissal of the action with prejudice. Approval of the settlement by the Bankruptcy Court is pending.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s filed an action against certain current and former officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pursuant to the bankruptcy action. A settlement agreement has been executed contemplating dismissal of the action with prejudice. Approval of the settlement by the Bankruptcy Court is pending.

People's California, LLC v. Carrillo, et al - On July 26, 2024, People’s filed an action against certain officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. The litigation is stayed pursuant to the bankruptcy action. A settlement agreement has been executed contemplating dismissal of the action with prejudice. Approval of the settlement by the Bankruptcy Court is pending.

People's California, LLC v. Carrillo, et al - On August 13, 2024, People’s filed an action against certain individuals and companies in the Superior Court for the State of California, County of Orange, alleging claims for defamation-libel-per se, intentional interference with contractual relations, negligent interference with contractual relations, intentional interference with economic advantage, and civil conspiracy. The complaint does not state a specific claim for damages. The litigation is stayed pursuant to the bankruptcy action. A settlement agreement has been executed contemplating dismissal of the action with prejudice. Approval of the settlement by the Bankruptcy Court is pending.

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

Magee v. UMBRLA, Inc. et al. - The Company is currently involved in a breach of contract action brought by former LTRMN, Inc. (“LTRMN”) employee, Kurtis Magee, which was filed by Mr. Magee in the Superior Court of the State of California, County of Orange, on July 21, 2020. Mr. Magee alleges breach of contract in connection with Mr. Magee’s separation agreement with LTRMN. Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024. The litigation is stayed as to Unrivaled pursuant to the bankruptcy action.

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

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2025, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require disclosure in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On April 18, 2025, the Company issued an unsecured promissory note in the principal amount of $0.33 million which matures on July 31, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. On May 8, 2025, the Company amended and restated the unsecured promissory note dated April 18, 2025 wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company shall grant to the Lender warrants to purchase up to 122,642 shares of the Company's common stock, at an exercise price of $0.53 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until May 8, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

On April 30, 2025, the Bankruptcy Court held a hearing and granted Debtors’ motion to approve the settlement and settlement agreement with People’s.  A written court order granting the Debtors’ motion was signed by the Bankruptcy Court on May 2, 2025. The “Effective Date” in the settlement is after the appeal period has expired with no stay pending appeal having been granted.  There is a 14-day appeal period, which will expire at 11:59 p.m. on May 16, 2025. Refer to "Note 3 - Bankruptcy Filing" for further information.

On April 30, 2025, the Company amended and restated the Notes dated January 8, 2025 wherein the maturity date was extended to January 8, 2027 and the conversion feature was amended. The Note, as amended, may be converted at the Lender’s election into a convertible promissory note that shall include an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis).

On  May 2, 2025, the Company executed and delivered an Unsecured Promissory Note in the principal amount of $1.00 million (the “Note”) to an investor (the “Lender”). The Note has a maturity date of  May 2, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on June 15, 2025. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company shall grant to the Lender warrants to purchase up to 377,358 shares of the Company's common stock, at an exercise price of $0.53 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until May 2, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

On May 7, 2025, the Company amended and restated the unsecured promissory note dated February 25, 2025 wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company shall grant to the Lender warrants to purchase up to 75,472 shares of the Company's common stock, at an exercise price of $0.53 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until May 7, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

On May 8, 2025, the Company appointed Brad Hirsch to the Board of Directors (the “Board”), effective May 8, 2025. Mr. Hirsch will serve as a member of the Company's (i) Audit Committee, (ii) Compensation Committee, and (iii) Governance and Nominating Committee. The Board has determined that Mr. Hirsch is an independent director under Nasdaq Stock Market Listing Rule 5605(a)(2). Mr. Hirsch is a licensed attorney and business executive with over 25 years of experience in law, corporate leadership, and regulatory compliance. Admitted to the California State Bar in 1997, he established The Law Office of Bradley L. Hirsch in 2001, providing strategic counsel in litigation, contract law, real estate, and regulatory matters.  From 2007 to 2012, Mr. Hirsch served as In-House Counsel at FIT Development, LP, a private real estate development firm and has occupied executive roles within highly regulated industries, notably insurance and cannabis.  His diverse professional experience as external counsel, in-house advisor, and senior corporate executive grants him a comprehensive perspective in addressing complex business and regulatory challenges.  Mr. Hirsch earned his J.D. from Golden Gate University School of Law and his B.A. from California State University at Northridge.

On May 13, 2025, the Company executed an Amended and Restated Binding Letter of Intent ("A&R LOI"), as previously disclosed in press releases dated January 21, 2025 and February 4, 2025, to acquire 100% of the issued and outstanding common stock of a licensed retail cannabis operator located in the Bay Area (the "Target"). The revised terms provide for total consideration of $2.0 million, comprising $1.3 million in cash—including the assignment of an existing $500,000 senior secured convertible promissory note, and $500,000 in common stock of the Company priced at $1.15 per share. The cash portion includes an $800,000 payment made from escrow upon execution of the A&R LOI and related Management Services Agreement ("MSA"), granting immediate operational and economic control of the Target to the Company. Additionally, the $500,000 senior secured convertible promissory note previously funded by the Company will be assigned to the seller at closing and structured as a Seller Note with a thirty-month maturity, amortized at 8% simple interest, secured by the Target. The transaction further includes contingent performance-based earn-outs totaling up to $0.2 million payable in cash or stock, tied to specific revenue milestones for the twelve-month period following closing. The Company anticipates signing definitive transaction documents promptly, with the final closing subject to customary regulatory approvals at the state and municipal levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Blum Holdings, Inc. (“Blüm” or the “Company”) is for the three months ended March 31, 2025. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on March 13, 2025. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

Blüm is a publicly traded holding company with operations throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. As of March 31, 2025, the Company had 77 employees.

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

Recent Developments

Adnant Engagement

On January 1, 2025, the Company entered into an Amended and Restated Engagement Letter with Adnant, LLC wherein the term of the engagement was extended to December 31, 2025 and the monthly service fee was decreased from $0.25 million to $0.08 million, which shall be payable monthly subject to the Company having a sufficient cash balance.

Intended Acquisitions

On January 2, 2025, the Company entered into a binding term sheet with Mt. Tam Ventures II, LLC ("MTV II") pursuant to which the Company intends to negotiate and enter into an Acquisition Agreement or Share Exchange Agreement, or similarly situated document, pursuant to which the Company shall acquire 100% of the membership interests of MTV II (the "Transaction"). Upon closing of the Transaction, the Company shall pay $0.25 million in cash to MTV II and issue 1,931,152 shares of common stock of the Company (the "Common Stock") to the various holders of the membership interests of MTV II (the "Sellers"). The Company shall also issue to the Sellers a Common Stock purchase warrant to purchase up to 238,368 shares of the Company with an exercise price of $0.54. The aggregate value exchanged shall be equal to $3.93 million. Closing of the Transaction is subject to the execution of definitive agreements and regulatory approvals among other customary conditions.

On January 8, 2025, the Company entered into a binding term sheet with Mesh Ventures, LLC ("Mesh") pursuant to which the Company intends to negotiate and enter into a Merger Agreement or Share Exchange Agreement, or similarly situated document for the Company's acquisition of 100% of the membership interests of Mesh (the "Transaction"). Upon closing of the Transaction, the Company shall pay $0.36 million in cash to Mesh to pay agreed upon debts and liabilities and shall issue 4,531,965 shares of Common Stock to the various holders of the membership interests of Mesh (the "Sellers"). The Company shall also issue to the Sellers warrants to purchase, in the aggregate, up to 471,989 shares of Common Stock, at an exercise price of $0.64 per share. The aggregate value exchanged is expected to equal to $8.99 million. Closing of the Transaction is subject to the execution of definitive agreements and regulatory approvals among other customary conditions.

On January 31, 2025, the Company entered into a binding letter of intent with a third-party seller for the acquisition of 100% of the common stock of a licensed cannabis dispensary in Northern California (the “Target”). The total consideration for the transaction shall be $2.00 million, comprised of (i) $1.30 million in cash, (ii) $0.20 million in cash or stock subject to earn-outs, and (iii) $0.50 million in shares of the Company’s Common Stock. In addition, performance-based bonuses may be payable on the first anniversary of closing. The proposed transaction is subject to the execution of definitive agreements. On January 31, 2025, Blum Management Holdings, Inc. entered into a senior secured convertible promissory note for $0.50 million, bearing 8.0% interest and maturing on March 31, 2025, with an option to convert into shares of the Target, subject to performance-based adjustments. On March 31, 2025, the maturity date of the promissory note was amended to May 30, 2025.

Unsecured Note Financing

On January 8, 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $0.10 million (the “January 2025 Notes”) amongst four separate investors (the “Lenders”). The January 2025 Notes have a maturity date of December 30, 2026 with no interest accruing except for default interest and no prepayment penalty. The January 2025 Notes are convertible at the Lenders’ individual election into a convertible promissory note that shall include (i) an automatic conversion into the shares of capital stock issued by Blüm in its next bona fide equity financing with proceeds to Blüm of at least $10.00 million or such lesser amount as approved by Lenders at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of Blüm. The Company issued to the Lenders warrants to purchase, in the aggregate, up to 7,812 shares of the Company's Common Stock, at an exercise price of $0.64 per share.

On February 25, 2025, the Company issued an unsecured promissory note in the principal amount of $0.20 million which matures on September 30, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty.

Settlement with People's California, LLC

On February 12, 2025, Unrivaled and Halladay Holding reached a settlement with People's California, LLC ("People's") in an in-person judicial settlement conference, which is in the process of being documented and submitted to the Bankruptcy Court for approval, pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure. On March 27, 2025, the parties executed definitive documentation for the terms of the settlement. The terms of the settlement must be presented to the Bankruptcy Court for approval with a noticed motion and opportunity for hearing and order thereon pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure.

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

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	(in thousands)
	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$2,240	$1,774	$466	26.3%
Cost of Goods Sold	1,049	976	73	7.5%
Gross Profit	1,191	798	393	49.2%
Gross Margin %	53.2%	45.0%	8.2%

Operating Expenses:
Selling, General & Administrative	2,492	4,385	(1,893)	(43.2)%
Total Operating Expenses	2,492	4,385	(1,893)	(43.2)%

Loss from Operations	(1,301)	(3,587)	2,286	(63.7)%
Other Income, Net	984	105	879	837.1%

Loss from Continuing Operations Before Provisions for Income Taxes	(317)	(3,482)	3,165	(90.9)%
Provision for Income Tax Expense for Continuing Operations	(247)	(27)	(220)	814.8%

Net Loss from Continuing Operations	(564)	(3,509)	2,945	(83.9)%
Net Income from Discontinued Operations	—	458	(458)	(100.0)%

Net Loss	$(564)	$(3,051)	$2,487	(81.5)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 (Unaudited)

Revenue

Overall revenue for the three months ended March 31, 2025 was $2.24 million compared to $1.77 million for the three months ended March 31, 2024, an increase of $0.47 million or 26.3%. Revenue from continuing operations for the three months ended March 31, 2025 was composed of retail revenue of $2.17 million and distribution revenue of $0.07 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $1.75 million and distribution revenue of $0.02 million.

Retail revenue for the three months ended March 31, 2025 increased by $0.42 million or 23.7% compared to the same period in prior year primarily due to the transactions on May 1, 2024, wherein the Company's retail operations consisted of three new dispensaries in the current quarter compared to two legacy dispensaries in the prior year.

Distribution revenue for the three months ended March 31, 2025 was relatively consistent with the same period in the prior year.

Gross Profit

Cost of goods sold for the three months ended March 31, 2025 was $1.05 million, an increase of $0.07 million or 7.5% compared to $0.98 million for the three months ended March 31, 2024. During the fiscal first quarter of 2024, the Company operated two retail locations - Blüm Oakland and Blüm San Leandro. By the fiscal first quarter of 2025, the Company had transitioned to three entirely new retail locations in Northern California, resulting from the transactions on May 1, 2024, with no overlap from the prior year’s locations.

Gross profit from continuing operations for the three months ended March 31, 2025 was  $1.19 million compared to  $0.8 million for the three months ended March 31, 2024, an  increase of $0.39 million or 49.2%. The increase in gross profit was primarily impacted by the  increase in revenue as described above. The Company's overall gross margin increased for the three months ended March 31, 2025 to  53.2% as compared to 45.0% for the same period in the prior year primarily driven by the higher profitability of the three dispensaries added to the Company's retail portfolio on May 1, 2024. Gross profit for on-going retail operations improved from  46.1% for the three months ended March 31, 2024   up to  55.2% for the three months ended  March 31, 2025  for the same reasons.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $2.49 million compared to $4.39 million for the three months ended March 31, 2024, a decrease of $1.89 million or 43.2%. The decrease in selling, general and administrative expenses was primarily due to a decrease of $1.24 million in professional fees, a decrease of $0.39 million in rental and facility expenses, and a decrease of $0.15 million in insurance expense. The reduction in selling, general and administrative expenses reflects the Company's operational restructuring for a leaner corporate structure.

Operating Loss

The Company realized an operating loss from continuing operations of $1.3 million for the three months ended March 31, 2025 compared to $3.59 million for the three months ended March 31, 2024, a decrease of $2.29 million or 63.7%. The decrease in operating loss was primarily due to the decrease in selling, general and administrative expenses as described above, coupled with the increase in gross profit.

Other Income

The Company recognized other income of $0.98 million for the three months ended March 31, 2025 compared to $0.11 million for the three months ended March 31, 2024. This was primarily due to a management service termination fee of $0.70 million received in the current year, offset by an unrealized gain on investments of $0.42 million in the prior year. In addition, the Company recognized a change in fair value of derivative liability of $0.52 million in the current year, versus no derivative liabilities in the prior year.

Provision for Income Taxes

Provision for income tax expense for continuing operations was $0.25 million for the three months ended March 31, 2025 compared to $0.03 million for the three months ended March 31, 2024, an increase of $0.22 million or 814.8%. For the three months ended March 31, 2025, the Company calculated its provision for income taxes during the interim reporting period by applying an estimate of the federal income tax rate on gross profit for the current period.

Discontinued Operations

Net income from discontinued operations was $0.0 million for the three months ended March 31, 2025 compared to $0.46 million for the comparative prior period, a decrease of $0.46 million or 100.0%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. These operations were fully divested as of December 31, 2024, and as a result, the Company had no income or loss from discontinued operations during the three months ended March 31, 2025.

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal first quarter of 2025 compared to the fiscal fourth quarter of 2024:

	(in thousands)
	Three Months Ended
	March 31,	December 31,
	2025	2024	$ Change	% Change
Revenue	$2,240	$3,057	$(817)	(26.7)%
Cost of Goods Sold	1,049	1,687	(638)	(37.8)%
Gross Profit	1,191	1,370	(179)	(13.1)%
Gross Margin %	53.2%	44.8%	8.4%

Operating Expenses:
Selling, General & Administrative	2,492	3,717	(1,225)	(33.0)%
Gain on Disposal of Assets	—	(19,932)	19,932	(100.0)%
Total Operating Expenses (Income)	2,492	(16,215)	18,707	(115.4)%

Income (Loss) from Operations	(1,301)	17,585	(18,886)	(107.4)%
Other Income, Net	984	10	974	9740.0%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(317)	17,595	(17,912)	(101.8)%
Provision for Income Tax Expense for Continuing Operations	(247)	(672)	425	(63.2)%

Net Income (Loss) from Continuing Operations	(564)	16,923	(17,487)	(103.3)%
Net Loss from Discontinued Operations	—	(232)	232	(100.0)%

Net Income (Loss)	$(564)	$16,691	$(17,255)	(103.4)%

Revenue

Overall revenue for the three months ended March 31, 2025 was $2.24 million compared to $3.06 million for the three months ended December 31, 2024, a decrease of $0.82 million or 26.7%. Revenue from continuing operations for the three months ended March 31, 2025 was composed of retail revenue of $2.17 million and distribution revenue of $0.07 million. This compared to the prior quarter ended December 31, 2024 in which revenue from continuing operations consisted of retail revenue of $3.01 million and distribution revenue of $0.05 million.

Retail revenue for the three months ended March 31, 2025 decreased by $0.84 million or 27.9% compared to the consecutive prior quarter ended December 31, 2024. This was primarily due to the sale of Blüm Oakland and Blüm San Leandro on November 5, 2024.

Distribution revenue for the fiscal first quarter ended March 31, 2025 was generally consistent with the fiscal fourth quarter ended December 31, 2024.

Gross Profit

Cost of goods sold for the three months ended March 31, 2025 was $1.05 million, a decrease of $0.64 million or 37.8%, compared to $1.69 million for the three months ended December 31, 2024. The decrease in cost of goods sold was primarily due to the decrease in revenue as described above, in addition to improved promotional strategies and more efficient cost management.

Gross profit from continuing operations for the three months ended March 31, 2025 was $1.19 million compared to $1.37 million for the three months ended December 31, 2024, a decrease of $0.18 million or 13.1%. The decrease in gross profit was directly impacted by the decrease in revenue as described above. The Company's overall gross margin improved from the prior consecutive quarter at 53.2% compared to 44.8% for the three months ended December 31, 2024. The improvement was primarily due to the optimization of promotions and discounts, leading to a more favorable cost-to-revenue ratio and improved profitability. Similarly, gross margin for on-going retail operations increased to 55.2% for the three months ended March 31, 2025 compared to 51.1% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $2.49 million compared to $3.72 million for the three months ended December 31, 2024. The quarter-over-quarter decrease of $1.23 million or 33.0% was due to the sale of Blüm Oakland and Blüm San Leandro in November 2024, resulting in a decrease of $0.21 million in salaries and benefits, $0.18 million in rental and facility expenses, and $0.29 million in insurance expenses. In addition, professional fees decreased by $0.37 million compared to the preceding quarter, which was primarily due to the Amended and Restated Engagement Letter with Adnant, LLC dated January 1, 2025 wherein the monthly service fee was decreased from $0.25 million to $0.08 million.

Operating Loss

The Company realized an operating loss from continuing operations of $1.3 million for the three months ended March 31, 2025 compared to an operating income of $17.59 million for the three months ended December 31, 2024, a decrease of $18.89 million or 107.4%. The decrease in operating income from the preceding quarter was primarily due to a gain on disposal of assets of $19.93 million for the disposition of Blüm Oakland and Blüm San Leandro and the bankruptcy petition filed by Unrivaled and Halladay Holding during the fiscal fourth quarter, versus no such transactions in the current period.

Other Income

The Company recognized other income of $0.98 million for the three months ended March 31, 2025 compared to $0.01 million for the three months ended December 31, 2024. This was primarily due to a management service termination fee of $0.70 million received in the current quarter. In addition, changes in fair value of derivative liability increased by $0.33 million compared to the preceding quarter as a result of fluctuations in the underlying share price and associated market volatility.

Provision for Income Taxes

Provision for income tax expense for continuing operations was  $0.25 million for the three months ended March 31, 2025 compared to  $0.67 million for the three months ended  December 31, 2024, a  decrease of  $0.43 million or 63.2%. For the three months ended March 31, 2025, the Company calculated its provision for income taxes during the interim reporting period by applying an estimate of the federal income tax rate on gross profit for the current period.

Discontinued Operations

Net income from discontinued operations was $0.0 million for the three months ended March 31, 2025 compared to $0.23 million for the consecutive prior quarter, a decrease of $0.23 million or 100.0%. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. These operations were fully divested as of December 31, 2024, and as a result, the Company had no income or loss from discontinued operations during the three months ended March 31, 2025.

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

In the presentation of the financial results below, the Company reconciles non-GAAP Adjusted EBITDA Loss with net loss attributable to continuing operations, the most directly comparable US GAAP measure. Management believes that this presentation may be more meaningful in analyzing our income generation.

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $0.42 million for the three months ended March 31, 2025 compared to $3.32 million for the three months ended March 31, 2024. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended March 31,
	2025	2024
Net Loss	$(564)	$(3,051)
Less: Net Income from Discontinued Operations, Net	—	(458)
Add (Deduct) Impact of:
Interest Expense	232	377
Provision for Income Tax Expense	247	27
Depreciation Expense	87	58
Amortization of Intangible Assets	55	—
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$57	$(3,047)

Non-GAAP Adjustments:
Stock-based Compensation Expense	39	110
Severance Expense	—	37
Unrealized Gain on Investments	—	(417)
Change in Fair Value of Derivative Liability	(516)	—
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(420)	$(3,317)

30

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred pre-tax net loss from continuing operations of $0.32 million for the three months ended March 31, 2025 and have an accumulated deficit of $421.65 million and $421.08 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we had a working capital deficit of $7.59 million, including $0.43 million of cash, compared to a working capital deficit of $6.79 million, including $1.04 million of cash, as of December 31, 2024. Current assets were approximately 0.20 times current liabilities as of March 31, 2025, compared to approximately 0.30 times current liabilities as of December 31, 2024.

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

Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $0.36 million compared to $0.73 million for the three months ended March 31, 2024, a decrease of $0.37 million, or 50.3%. The decrease in cash used in operating activities was due to the increase in gross profit of $0.39 million, which was primarily due the implementation of the Company's retail strategy. In May 2024, the Company expanded its retail operations through the addition of three dispensaries in Northern California, which represented all of the Company's retail operations during the fiscal first quarter of 2025. This contrasts with the three months ended March 31, 2024, during which the Company's retail operations consisted of Blum Oakland and Blum San Leandro, which were subsequently sold in November 2024. Since August 2022, management implemented a restructuring and reorganization to stabilize operations and position the Company for profitability. As part of this initiative, the Company integrated three retail locations in Northern California and strategically disposed of non-core and underperforming assets, allowing the Company to redirect resources and enable better allocation of capital. Management anticipates improvements in cash flow from operating activities as the Company continues to execute its strategic restructuring.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was $0.41 million compared to cash provided by investing activities of $1.27 million for the three months ended March 31, 2024, a decrease of $1.67 million, or 132.0%. The decrease in cash provided by investing activities was primarily due to proceeds from investments of $1.30 million in the prior year, compared to the issuance of notes receivable of $0.50 million in the current year.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $0.16 million compared to cash used in financing activities of $0.03 million for the three months ended March 31, 2024, a decrease of $0.19 million, or 651.7%. The decrease in cash used in financing activities as compared to the prior year was primarily due to cash proceeds of $0.50 million from the January 2025 Notes and the unsecured promissory note dated February 25, 2025, versus no financing in the comparative prior period. This was offset by a decrease of $0.11 million in payments of debt principal.

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

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2025, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of March 31, 2025.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025 based on such criteria due to material weaknesses in internal control over financial reporting described below:

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

We expect to remediate these material weaknesses during fiscal year 2025. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. See “Note 23 – Commitments and Contingencies” for further information about litigation and claims.

ITEM 1A. RISK FACTORS.

Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (the “Annual Report”). There have been no material changes to our risk factors from the risk factors previously disclosed in the 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
3.6	Amended and Restated Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective December 30, 2024.	8-K	1/6/2025	3.1
4.1	Description of Capital Stock.	10-K	4/15/2024	4.1
4.2	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.3	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6
4.4	Unsecured Promissory Note, dated November 12, 2024.	8-K	11/14/2024	10.1
4.5	Amended and Restated Unsecured Promissory Note, dated December 31, 2024.	8-K	1/7/2025	10.1
4.6	Form of Unsecured Promissory Note, dated January 8, 2025.	8-K	1/15/2025	10.1
4.7	Senior Secured Promissory Note, dated January 31, 2025.	8-K	2/4/2025	10.2
4.8	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.	10-K	3/13/2025	10.32
4.9	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.	10-K	3/13/2025	10.33
4.10	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.	10-K	3/13/2025	10.34
4.11	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.	10-K	3/13/2025	10.35
4.12	Form of Unsecured Promissory Note, dated May 2, 2025.	8-K	5/7/2025	10.1
10.1	Amended and Restated Engagement Letter between the Company and Adnant, dated January 1, 2025.†	8-K	1/7/2025	10.3
10.2	Binding Term Sheet between the Company and Mt. Tam Ventures II, LLC, dated January 2, 2025.	8-K	1/8/2025	10.1
10.3	Binding Term Sheet between the Company and Mesh Ventures, LLC, dated January 8, 2025.	8-K	1/14/2025	10.1
10.4	Binding Letter of Intent between the Company, Blüm Acquisition Co. and Target, dated January 31, 2025.	8-K	2/4/2025	10.1
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNRIVALED BRANDS, INC.

Date: May 14, 2025	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)