Form 10-Q
period 2025-06-30
BLUM HOLDINGS, INC.
filed 2025-08-13
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 8, 2025, there were 13,553,473 shares of the registrant's common stock outstanding.

BLUM HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

ITEM 1. FINANCIAL STATEMENTS.

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for shares and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$370	$1,040
Accounts Receivable, Net of Allowance for Credit Losses of nil at both June 30, 2025 and December 31, 2024	199	143
Inventory	724	674
Prepaid Expenses & Other Current Assets	409	826
Notes Receivable	11	188
Total Current Assets	1,713	2,871

Property, Equipment and Leasehold Improvements, Net	257	267
Right-of-Use Assets - Operating Leases	1,534	1,614
Intangible Assets, Net	6,405	2,952
Goodwill	29,349	17,116
Other Assets	136	—
TOTAL ASSETS	$39,394	$24,820

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$11,583	$7,391
Current Portion of Notes Payable	1,128	650
Income Taxes Payable	9,821	1,618
Total Current Liabilities	22,532	9,659

Notes Payable, Net of Discounts	3,669	2,317
Accrued Income Taxes	12,295	9,894
Deferred Tax Liabilities	2,077	1,774
Operating Lease Liabilities	1,765	1,818
Derivative Liability	3,615	4,102
TOTAL LIABILITIES	45,953	29,564

COMMITMENTS AND CONTINGENCIES (Note 23)

MEZZANINE EQUITY (Note 15)	2,834	2,005

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of June 30, 2025 and December 31, 2024	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized; 13,553,473 shares outstanding as of June 30, 2025 and December 31, 2024	12	12
Additional Paid-In Capital	414,126	414,319
Accumulated Deficit	(423,532)	(421,081)
Total Stockholders' Deficit	(9,393)	(6,749)
TOTAL MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	(6,559)	(4,744)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$39,394	$24,820

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except for shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$3,478	$3,795	$5,718	$5,569
Cost of Goods Sold	1,789	2,203	2,838	3,179
Gross Profit	1,689	1,592	2,880	2,390

Operating Expenses:
Selling, General & Administrative	2,499	6,165	4,991	10,550
Impairment Expense	—	1,709	—	1,709
Loss on Disposal of Assets	—	134	—	134
Total Operating Expenses	2,499	8,008	4,991	12,393

Loss from Operations	(810)	(6,416)	(2,111)	(10,003)

Other Income (Expense):
Interest Expense, Net	(325)	(750)	(557)	(1,127)
Gain (Loss) on Extinguishment of Debt	(174)	15,182	(174)	15,182
Change in Fair Value of Derivative Liability	(247)	(130)	269	(130)
Income from Employer Retention Credit	—	361	—	361
Unrealized Loss on Long-Term Investments	—	(770)	—	(353)
Other Income	—	83	700	148
Total Other Income (Loss)	(746)	13,976	238	14,081

Income (Loss) from Continuing Operations Before Provision for Income Taxes	(1,556)	7,560	(1,873)	4,078
Provision for Income Tax Expense for Continuing Operations	(331)	(287)	(578)	(314)
Net Income (Loss) from Continuing Operations	(1,887)	7,273	(2,451)	3,764

Income from Discontinued Operations Before Provision for Income Taxes	—	15,786	—	16,269
Provision for Income Tax Benefit for Discontinued Operations	—	305	—	280
Net Income from Discontinued Operations	—	16,091	—	16,549

NET INCOME (LOSS)	$(1,887)	$23,364	$(2,451)	$20,313

Less: Net Income from Continuing Operations Attributable to Non-Controlling Interest	—	(479)	—	(479)
NET INCOME (LOSS) ATTRIBUTABLE TO BLUM HOLDINGS, INC.	$(1,887)	$23,843	$(2,451)	$20,792

Net Income (Loss) from Continuing Operations per Common Share - Basic	$(0.19)	$0.79	$(0.27)	$0.42
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$(0.19)	$0.66	$(0.27)	$0.35
Weighted-Average Shares Outstanding - Basic	12,307,664	9,172,608	12,307,664	8,945,449
Weighted-Average Shares Outstanding - Diluted	12,307,664	11,038,499	12,307,664	10,811,340

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2025 and 2024
(in thousands, except for shares)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT MARCH 31, 2025	$2,384	14,071,431	$1	13,553,473	$12	$413,982	$(421,645)	$—	$(5,266)
Net Loss	—	—	—	—	—	—	(1,887)	—	(1,887)
Acquisition of EWCR	—	—	—	—	—	316	—	—	316
Accretion of Mezzanine Equity	450	—	—	—	—	(450)	—	—	—
Warrants Issued	—	—	—	—	—	278	—	—	278
BALANCE AT JUNE 30, 2025	$2,834	14,071,431	$1	13,553,473	$12	$414,126	$(423,532)	$—	$(6,559)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT MARCH 31, 2024	$—	14,071,431	$1	8,499,105	$8	$408,584	$(457,230)	$—	$(48,637)
Net Income (Loss)	—	—	—	—	—	—	23,843	(479)	23,364
Acquisition of Coastal Pines Group	658	—	—	1,245,809	1	603	—	—	1,262
Accretion of Mezzanine Equity	23	—	—	—	—	—	(23)	—	—
Stock-Based Compensation	—	—	—	—	—	206	—	—	206
BALANCE AT JUNE 30, 2024	$681	14,071,431	$1	9,744,914	$9	$409,393	$(433,410)	$(479)	$(23,805)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED June 30, 2025 and 2024

(in thousands, except for shares)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2024	$2,005	14,071,431	$1	13,553,473	$12	$414,319	$(421,081)	$—	$(4,744)
Net Loss	—	—	—	—	—	—	(2,451)	—	(2,451)
Acquisition of EWCR	—	—	—	—	—	316	—	—	316
Accretion of Mezzanine Equity	829	—	—	—	—	(829)	—	—	—
Stock-Based Compensation	—	—	—	—	—	39	—	—	39
Issuance of Warrants	—	—	—	—	—	281	—	—	281
BALANCE AT JUNE 30, 2025	$2,834	14,071,431	$1	13,553,473	$12	$414,126	$(423,532)	$—	$(6,559)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT DECEMBER 31, 2023	$—	14,071,431	$1	8,509,384	$9	$408,473	$(454,179)	$—	$(45,696)
Net Income (Loss)	—	—	—	—	—	—	20,792	(479)	20,313
Cancellation of Shares	—	—	—	(10,279)	(1)	1	—	—	—
Acquisition of Coastal Pines Group	658	—	—	1,245,809	1	603	—	—	1,262
Accretion of Mezzanine Equity	23	—	—	—	—	—	(23)	—	—
Stock-Based Compensation	—	—	—	—	—	316	—	—	316
BALANCE AT JUNE 30, 2024	$681	14,071,431	$1	9,744,914	$9	$409,393	$(433,410)	$(479)	$(23,805)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,451)	$20,313
Less: Net Income from Discontinued Operations	—	16,549
Net Income (Loss) from Continuing Operations	(2,451)	3,764
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	(16)	(113)
Loss (Gain) on Extinguishment of Debt	174	(15,182)
Change in Fair Value of Derivative Liability	(269)	130
Non-Cash Interest Expense, Net	26	7
Loss on Disposal of Assets	—	134
Depreciation and Amortization	329	316
Amortization of Operating Lease Right-of-Use Asset	80	605
Stock-Based Compensation	39	316
Unrealized Loss on Investments	—	353
Impairment Loss	—	1,709
Change in Operating Assets and Liabilities:
Accounts Receivable	(56)	188
Inventory	255	344
Prepaid Expenses & Other Current Assets	428	(65)
Other Assets	(50)	1,282
Accounts Payable & Accrued Liabilities	714	5,592
Operating Lease Liabilities	(53)	(639)
Net Cash Used in Operating Activities - Continuing Operations	(850)	(1,259)
Net Cash Provided by Operating Activities - Discontinued Operations	—	409
NET CASH USED IN OPERATING ACTIVITIES	(850)	(850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(10)	(6)
Proceeds from Notes Receivable	188	—
Issuance of Notes Receivable	(500)	—
Net Cash from Acquisitions	(719)	959
Proceeds from Sale of Investments	—	1,300
Net Cash (Used in) Provided by Investing Activities - Continuing Operations	(1,041)	2,253
Net Cash Used in Investing Activities - Discontinued Operations	—	(3)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,041)	2,250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	1,625	—
Payments of Debt Principal	(404)	(222)
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	1,221	(222)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,221	(222)

NET CHANGE IN CASH	(670)	1,178

Cash at Beginning of Period	1,040	416
CASH AT END OF PERIOD	$370	$1,594

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$35	$488

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Mezzanine Equity	$829	$23
Conversion of Accounts Payable to Note Payable	$—	$337
Non-Cash Consideration for Business Combinations, Including Liabilities Assumed	$15,678	$23,362

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Blum Holdings, Inc. (“Blüm” or the “Company”) is a publicly traded holding company with operations throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. In May 2025, the Company began operating a retail dispensary located in Santa Clara County, California. As of June 30, 2025, the Company operates a total of four cannabis retail locations in the state of California.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2025 and December 31, 2024, and the consolidated results of operations and cash flows for the periods ended June 30, 2025 and 2024 have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The Company incurred pre-tax net loss from continuing operations of $1.56 million and $1.87 million for the three and six months ended June 30, 2025, respectively, and pre-tax net income from continuing operations of $7.56 million and $4.08 million for the three and six months ended June 30, 2024, respectively. As of  June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $423.53 million and $421.08 million, respectively. At June 30, 2025, the Company had a consolidated cash balance of $0.37 million. Management expects to experience further net losses in 2025 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these interim unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended June 30, 2025.

Notes Receivable

The Company invests in convertible notes receivable issued by private entities, which may include embedded or freestanding equity conversion features. These notes are accounted for under ASC 310, "Receivables," and ASC 320, "Investments – Debt Securities", depending on their classification, with interest income recognized using the effective interest method. The notes are measured at amortized cost on an individual asset basis. The Company evaluates these assets for impairment regularly and records an allowance if credit losses are expected.

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

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Six Months Ended
	June 30,
	2025	2024
Common Stock Warrants	3,449,634	1,460,199
Common Stock Options	273,257	320,151
Convertible Debt	1,910,926	—
Series V Preferred Stock	4,690,477	—
	10,324,294	1,780,350

Income Taxes

The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025, resulting in significant changes to the U.S. federal tax code. The Company is currently evaluating the implications of the legislation. Under ASC 740, "Income Taxes", the effects of the tax law changes are recognized in the period of enactment, which will be the three months ending September 30, 2025.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-03, "Income Statement — Reporting Comprehensive  Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disaggregation of relevant expense captions in a tabular presentation within the footnotes to the financial statements. Further, certain other expenses and gains or losses that must be disclosed under existing GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. In addition, the ASU requires entities to disclose selling expenses on an annual and interim basis. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

In May 2025, the FASB issued ASU 2025-03,"Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity," which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine the accounting acquirer, regardless of whether the legal acquiree is a VIE, which may result in a reverse acquisition where the legal acquirer is identified as the acquiree for accounting purposes. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In May 2025, the FASB issued ASU 2025-04, "Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer," which clarifies the guidance in both ASC 606 and ASC 718 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. ASU 2025-04 revises the definition of a “performance condition”, eliminates a forfeiture policy election for service conditions associated with share-based consideration payable to a customer, and clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred” (as determined under ASC 718). For public business entities, the ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

On January 7, 2025, People's filed a motion to dismiss the Debtors’ bankruptcy case. The hearing on that motion was continued multiple times as the parties engaged in settlement discussions, and then voluntarily withdrawn by People’s as part of a global settlement discussed in the paragraph immediately below.

On February 12, 2025, the Debtors and People's participated in an in-person mediation and reached a settlement, on March 27, 2025, the parties executed definitive documentation for the terms of the settlement, on May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. Under the settlement terms, all pre-petition litigation and bankruptcy adversary proceedings between the parties were dismissed, People's withdrew its motion to dismiss the bankruptcy case, People's will support the Debtors’ liquidating plan, and a payment of $0.40 million from the sale of the Halladay Holding property was made to People's, with an additional $1.00 million to be subject to an interpleader complaint.

The Debtors’ Bankruptcy Cases remain pending with one contested matter pending before the Bankruptcy Court on the issue of whether Unrivaled should be allowed to abandon its equity shares in Mystic Holdings, LLC, which a hearing on this matter was held on August 6, 2025 and will continue on September 3, 2025.

NOTE 4 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil and $0.14 million as of June 30, 2025 and  December 31, 2024, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and six months ended June 30, 2025 and 2024.

The Company sources cannabis products from various vendors for retail and distribution. However, as a result of regulations in the State of California, the Company’s California retail and distribution operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and six months ended June 30, 2025 and 2024, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 5 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	June 30,	December 31,
	2025	2024
Raw Materials	$354	$313
Finished Goods	370	361
Total Inventory	$724	$674

NOTE 6 – NOTES RECEIVABLE

On January 31, 2025, the Company entered into a binding letter of intent with EWCR (the “Target”). In connection with the proposed transaction, Blum Management Holdings, Inc. ("Blum Management") entered into a senior secured convertible promissory note for $0.50 million with the Target. The note receivable earns interest at a rate of 8.0% per annum and matured on March 31, 2025. At the Company’s option, the promissory note  may be converted into shares of the Target, based on a Target valuation of $2.00 million, subject to performance-based adjustments. The promissory note is secured by all assets of the Target. On March 31, 2025, the maturity date of the promissory note was amended to May 30, 2025. The promissory note was recorded at amortized cost, which was $0.50 million. The Company's rights to the note receivable were assigned to the seller of EWCR as part of the consideration paid to acquire the Target on May 15, 2025. Refer to "Note 10 – Business Combinations".

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	June 30,	December 31,
	2025	2024
Furniture and Equipment	$241	$41
Computer Hardware	202	52
Leasehold Improvements	1,729	621
Vehicles	230	7
Subtotal	2,402	721
Less Accumulated Depreciation	(2,145)	(454)
Property, Equipment and Leasehold Improvements, Net	$257	$267

Depreciation expense related to continuing operations was $0.1 million and $0.22 million for the three months ended June 30, 2025 and 2024, respectively, and $0.18 million and $0.28 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		(in thousands)
		June 30, 2025			December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Trademarks and Patent	10	$1,400	$(18)	$1,382	$—	$—	$—
Operating Licenses	14	5,300	(277)	5,023	3,100	(148)	2,952
Total Amortizing Intangible Assets		6,700	(295)	6,405	3,100	(148)	2,952

Total Intangible Assets, Net		$6,700	$(295)	$6,405	$3,100	$(148)	$2,952

Amortization expense related to continuing operations was $0.09 million and $0.03 million for the three months ended June 30, 2025 and 2024, respectively, and $0.15 million and $0.03 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 9 – GOODWILL

As of  June 30, 2025, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)
Balance as of December 31, 2024	$17,116
Acquisition of EWCR	12,233
Balance as of June 30, 2025	$29,349

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). The balance of goodwill at  June 30, 2025 and  December 31, 2024 was $29.35 million and $17.12 million, respectively.

Refer to "Note 10 – Business Combinations" for goodwill acquired during the six months ended June 30, 2025.

NOTE 10 – BUSINESS COMBINATIONS

Safe Accessible Solutions, Inc.

On May 1, 2024, the Company executed an amended and restated binding letter of intent (the “Amended LOI”) with Safe Accessible Solutions, Inc. ("SAS") wherein the Company and the stockholders of SAS shall enter into a Stock Sale and Purchase Agreement in which the Company will acquire 100% of the common stock of SAS. The Company paid an aggregate consideration of $1,671,451 as follows: (i) a secured promissory note in the aggregate principal amount of $1,000,071 to be paid in monthly installments of approximately $23,811 per month over 42 months; and (ii) the issuance of 945,605 shares of Common Stock of the Company valued at $671,380 based on the closing share price, of which 196,507 shares of the Company's Common Stock shall be issued and transferred no later than 12 months from closing date. The Company issued and transferred 749,097 shares of Common Stock on May 1, 2024. On the date which is 24 months subsequent to the closing date, the previous stockholders of SAS shall have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable for a period of 90 days thereafter. Refer to "Note 14 - Derivative Liabilities" for the Put Option. The Note may be converted into Common Stock of the Company at the transaction valuation, on terms to be agreed upon. The Stock Sale and Purchase Agreement is subject to close upon regulatory approval.

On May 1, 2024, the Company, through its wholly-owned subsidiary Blum Management, executed a management services agreement with SAS pursuant to which the Company shall manage the operations of SAS. SAS operates Cookies Sacramento, a retail dispensary located in Sacramento, California. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of SAS. The Company shall pay all expenses and liabilities incurred to operate SAS. The term of the management services agreement is indefinite and may only be terminated by the Company or upon the closing of the Stock Sale and Purchase Agreement. The fair value of non-controlling interest related to SAS was nil as of May 1, 2024 as a result of the management fee.

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

EWCR

On May 13, 2025, the Company executed an Amended and Restated Binding Letter of Intent ("A&R LOI") with EWC Resources Inc. ("EWCR") wherein the Company and the sellers of EWCR shall enter into a Stock Sale and Purchase Agreement in which the Company will acquire 100% of the common stock of EWCR. The total consideration paid shall consist of: (i) $800,000 in cash upon execution of the MSA dated May 15, 2025, (ii) assignment of a senior secured convertible promissory note in the amount of $500,000, (iii) the issuance of 434,783 shares of Common Stock of the Company valued at $500,000 based on a per share price of $1.15, which shall be issued at closing and subject to a 12-month holdback, and (iv) an earn-out provision in the amount of $200,000 payable in cash or Common Stock at the seller’s election. Refer to "Note 14 - Derivative Liabilities" for the earn-out provision. The proposed transaction is subject to definitive documentation upon regulatory approval.

On May 15, 2025, the Company, through its wholly-owned subsidiary Blum Management, executed a management services agreement with EWCR (the "MSA") pursuant to which the Company shall have immediate operational and economic control of EWCR. EWCR operates a retail dispensary located in Santa Clara County. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of EWCR. The Company shall pay all expenses and liabilities incurred to operate EWCR. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the proposed transaction. As a result of the MSA effective on May 15, 2025, the Company determined EWCR to be a variable interest entity under ASC 810 of which the Company is a primary beneficiary. Refer to "Note 15 – Stockholders' Deficit" for variable interest entities.

The preliminary allocation was based upon the Company’s estimates and assumptions of the assets and liabilities of EWCR and are subject to change within the measurement period, which is not to exceed one year from the acquisition date. The Company is in the process of obtaining additional information necessary to finalize the valuation of the assets acquired and liabilities assumed, including intangible assets and income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed.

The table below summarizes the allocation of the purchase price based on fair value of net assets acquired, which is preliminary estimate as it relates to EWCR:

	(in thousands)
	Coastal Pine Group	EWCR
Equity Consideration - Common Stock	$1,264	$316
Put Option	3,480	—
Note Payable	1,874	457
Cash Consideration	—	800
Earnout Provision	—	4
Total Consideration	$6,618	$1,577

Assets Acquired:
Cash	959	81
Accounts Receivable	85	—
Inventory	524	305
Prepaid Expenses & Other Current Assets	112	11
Property, Equipment and Leasehold Improvements	470	162
Right-of-Use Asset - Operating Leases	1,694	—
Intangible Assets	3,100	3,600
Other Assets	—	86
Total Assets Acquired	6,944	4,245

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	3,877	4,541
Operating Lease Liabilities	2,077	—
Notes Payable	307	500
Income Taxes Payable	9,632	7,527
Accrued Income Taxes	—	2,014
Deferred Tax Liabilities	1,549	319
Total Liabilities Assumed	17,442	14,901

Fair Value of Net Assets Acquired	(10,498)	(10,656)

Goodwill	$17,116	$12,233

CPG contributed revenue of $1.73 million and $3.9 million for the three and six months ended June 30, 2025, respectively, and net loss of $0.76 million and $1.51 million for the three and six months ended June 30, 2025, respectively.

EWCR contributed revenue of $1.65 million and net loss of $0.22 million for the three and six months ended June 30, 2025.

Supplemental information on an unaudited pro forma basis is reflected as if the transactions described above had occurred on  January 1, 2024. The supplemental unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations would have been had the Company completed the transaction at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the transactions described above.

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pro Forma Revenue	$5,097	$10,474	$10,445	$16,748
Pro Forma Net Income (Loss)	$(2,179)	$22,380	$(3,174)	$18,882

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	(in thousands)
	June 30,	December 31,
	2025	2024
Accounts Payable	$9,591	$6,992
Tax Liabilities	952	4
Accrued Payroll and Benefits	169	230
Current Portion of Operating Lease Liabilities	129	165
Accrued Interest	16	—
Other Accrued Expenses	726	—
Total Accounts Payable & Accrued Liabilities	$11,583	$7,391

NOTE 12 – LEASES

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.17 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.28 million and $0.89 million for the six months ended June 30, 2025 and 2024, respectively. Short-term lease costs were $0.11 million and $0.04 million for the three months ended June 30, 2025 and 2024, respectively, and $0.13 million and $0.08 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, short-term lease liabilities of $0.13 million and $0.17 million, respectively, are included in “Accounts Payable & Accrued Liabilities” on the consolidated balance sheets. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	June 30,	December 31,
	2025	2024
Operating Lease Right-of-Use Assets	$1,534	$1,614
Operating Lease Liabilities	$1,894	$1,983

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	June 30,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (Years)	9.6	10.0
Weighted Average Discount Rate	13.9%	13.9%

NOTE 13 – NOTES PAYABLE

Notes payable consisted of the following:

	(in thousands)
	June 30,	December 31,
	2025	2024
Promissory notes dated May 1, 2024 issued for liabilities assumed by the Company in connection with the acquisition of CPG, which shall bear at a nominal interest rate.	$761	$761
Convertible promissory note dated August 1, 2024 issued to the shareholders of SAS, which matures through May 1, 2028 and bear interest at a rate of 6.0% per annum.	330	382
Convertible promissory notes dated May 1, 2024 and August 1, 2024 issued to the shareholders of Coastal and SAS, which bear interest at a rate of 7.0% per annum and mature in May through November 2027.	958	1,192
Notes payable issued in January 2023, assumed by the Company on May 1, 2024 in connection with the acquisition of CPG, which matured on June 1, 2025 and bear interest at a rate of 10.0% per annum.	—	68
Unsecured promissory note dated November 12, 2024 issued to Douglas Rosenberg, which matures on December 31, 2026. The non-interest bearing note is convertible into common stock of the Company.	800	800
Unsecured promissory notes dated January 8, 2025 issued to accredited investors, which mature on January 8, 2027. The non-interest bearing note is convertible into common stock of the Company.	50	—
Unsecured promissory note dated February 25, 2025 issued to Douglas Rosenberg, which matures on September 30, 2025. The non-interest bearing note is convertible into common stock of the Company.	200	—
Unsecured promissory note dated April 18, 2025 issued to Douglas Rosenberg, which matures on July 31, 2025. The non-interest bearing note is convertible into common stock of the Company.	325	—
Unsecured promissory note dated May 2, 2025 issued to an accredited investor, which matures on May 2, 2027 and bears interest at a rate of 8.0% per annum. The note is convertible into common stock of the Company.	1,000	—
Senior secured convertible promissory note dated January 31, 2025, assumed by the Company on May 15, 2025 in connection with the acquisition of EWCR. The note bears interest at a rate of 8.0% per annum and shall mature 30 months from the closing date of the acquisition.	500	—
Notes Payable - Promissory Notes	4,924	3,203
Less: Short-Term Debt	(1,128)	(650)
Less: Debt Discount, net	(127)	(236)
Net Long-Term Debt	$3,669	$2,317

On January 8, 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $0.10 million (the “Notes”) amongst four separate investors (the “Lenders”). The Notes have a maturity date of December 30, 2026 with no interest accruing except for default interest and no prepayment penalty. The Notes are convertible at the Lenders’ individual election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm in its next bona fide equity financing with proceeds to Blüm of at least $10.00 million or such lesser amount as approved by Lenders at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of the Company. The Company issued to the Lenders warrants to purchase, in the aggregate, up to 7,812 shares of the Company's Common Stock (the "Common Stock"), at an exercise price of $0.64 per share. Refer to "Note 18 – Warrants" for additional details. On April 30, 2025, the Company amended and restated the Notes wherein the maturity date was extended to January 8, 2027 and the conversion feature was amended. The Notes, as amended, may be converted at the Lender’s election into a convertible promissory note that shall include an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). As a result, the Conversion Option no longer met the criteria in ASC 815-15 to be classified as a derivative liability. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.01 million was recorded in the consolidated statement of operations for the three and six months ended June 30, 2025.

On February 25, 2025, the Company issued an unsecured promissory note in the principal amount of $0.20 million which matures on September 30, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. On May 7, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 75,472 shares of the Company's common stock, at an exercise price of $0.53 per share. Refer to "Note 18 – Warrants" for additional details. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.04 million was recorded in the consolidated statement of operations for the three and six months ended June 30, 2025.

On April 18, 2025, the Company issued an unsecured promissory note in the principal amount of $0.33 million which matures on July 31, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. On May 8, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 122,642 shares of the Company's common stock, at an exercise price of $0.53 per share. Refer to "Note 18 – Warrants" for additional details. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.06 million was recorded in the consolidated statement of operations for the three and six months ended June 30, 2025.

On  May 2, 2025, the Company executed and delivered an Unsecured Promissory Note in the principal amount of $1.00 million (the “Note”) to an investor (the “Lender”). The Note has a maturity date of  May 2, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on June 15, 2025. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company issued to the Lender warrants to purchase up to 377,358 shares of Common Stock, at an exercise price of $0.53 per share. Refer to "Note 18 – Warrants" for additional details.

On May 15, 2025, the Company amended and restated the unsecured promissory note dated November 12, 2024 in the aggregate principal amount of $0.80 million wherein the conversion feature was amended to an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). As a result, the Conversion Option no longer met the criteria in ASC 815-15 to be classified as a derivative liability. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.08 million was recorded in the consolidated statement of operations for the three and six months ended June 30, 2025.

NOTE 14 – DERIVATIVE LIABILITIES

A reconciliation of the changes in fair value of derivative liabilities for the three and six months ended June 30, 2025 and 2024 is as follows:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, Beginning of Period	$3,602	$—	$4,102	$—
Issuance of Derivative Liability	4	1,793	20	1,793
Derecognition Due to Debt Amendments	(238)	—	(238)	—
Change in Fair Value of Derivative Liability	247	130	(269)	130
Balance, End of Period	$3,615	$1,923	$3,615	$1,923

In connection with the transaction described in "Note 10 – Business Combinations", on May 1, 2024, the Company issued 945,605 shares of Common Stock to the previous stockholders of SAS and 889,725 shares of Common Stock to the shareholders of Coastal, of which 196,507 and 393,013 shares of Common Stock, respectively, shall be transferred on the 12-month anniversary of the transaction. As of June 30, 2025, such shares of Common Stock have not been transferred to the parties. The holders of such Common Stock have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. The Put Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. Refer to "Note 15 – Stockholders' Deficit" for further information on the underlying common shares. The fair value of the Put Option was $3.61 million as of June 30, 2025. The fair value of the Put Option was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	June 30, 2025
Share Price	$0.71	$0.70
Exercise Price	$2.75	$2.75
Expected Life (in Years)	2.25	1.08
Annualized Volatility	88.0%	84.8%
Risk-Free Annual Interest Rate	4.9%	4.0%

The Unsecured Promissory Note dated November 12, 2024, as amended and restated on December 31, 2024, referred to as the A&R Note, and the Unsecured Promissory Notes dated January 8, 2025  may be automatically converted into shares of Common Stock upon its next bona fide equity financing with proceeds of at least $10.00 million or such lesser amount as approved by the lender, at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such qualifying financing and (y) the price represented by a $30.00 million pre-money valuation of the Company (the "Conversion Option"). The conversion price is unknown at the issuance date and determined by future equity financing. The Conversion Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. On May 15, 2025, the Conversion Option was amended and no longer met the criteria in ASC 815-15 to be classified as a derivative liability. Refer to "Note 13 - Notes Payable" for further details on the extinguishment of debt. The fair value of the Conversion Option was $0.0 million as of  June 30, 2025. The fair value of the Conversion Option was determined using the Monte Carlo simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	June 30, 2025
Share Price	$0.23	$—
Expected Life (in Years)	1.50	0.00
Annualized Volatility	165.0%	—%
Risk-Free Annual Interest Rate	4.4%	—%

In connection with the A&R LOI dated May 13, 2025 described in "Note 10 – Business Combinations", the total consideration paid includes an earn-out provision based on the revenue of EWCR in the one-year following the closing date, upon which the seller of EWCR shall receive, at the seller's election: (i) $200,000 payable in cash or (ii) $200,000 payable in shares of Common Stock at $1.15 per share. If the seller elects payment in Common Stock, then the Company shall issue 10,938 warrants to acquire shares of Common Stock at an exercise price of $0.64 per share. The earn-out provision met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. The fair value of the earn-out provision was less than $0.01 million as of June 30, 2025.

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

Common Stock and Mezzanine Equity

The Company authorized 990,000,000 shares of Common Stock with $0.001 par value per share. As of June 30, 2025 and December 31, 2024, 13,553,473 and 13,553,473 shares of Common Stock were outstanding, respectively.

On May 1, 2024, the Company issued 749,097 shares of Common Stock to the previous stockholders of SAS and 496,712 shares of Common Stock to the shareholders of Coastal for the transaction described in "Note 10 – Business Combinations", wherein the holders have the option, but not the obligation, to exchange the shares for a promissory note. The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. Refer to "Note 14 – Derivative Liabilities" for further information on the Put Option. The shares issued are classified as temporary equity in accordance with ASC 480, "Distinguishing Liabilities from Equity" and recorded as mezzanine equity on the consolidated balance sheets. The carrying amount of these shares was $1.26 million as of June 30, 2025. The redemption value at maturity is $5.05 million. Accretion related to mezzanine equity is recognized using the interest method and included in the calculation of earnings per share for the three and six months ended June 30, 2025. Refer to "Note 17 - Earnings Per Share".

Variable Interest Entities

The below information are entities the Company has concluded to be variable interest entities ("VIEs"). The Company holds a controlling financial interest in these VIEs as it (i) has the power to direct the activities that most significantly impact the VIEs’ economic performance, (ii) is exposed to, or has rights to, variable returns from its involvement with the VIEs, and (iii) has the ability to use its power to affect those returns. VIEs include the balances of Safe Accessible Solutions, Inc., Coastal Pine Holdings, Inc., and EWCR as disclosed in "Note 10 – Business Combinations". The following table represents the summarized financial information about the Company’s consolidated VIEs before intercompany eliminations.

The balances of the VIEs consisted of the following for the periods presented:

	(in thousands)
	June 30,	December 31,
	2025	2024
Current Assets	$1,052	$1,436
Non-Current Assets	37,662	21,925
Total Assets	$38,714	$23,361

Current Liabilities	$18,321	$5,551
Non-Current Liabilities	16,559	13,409
Total Liabilities	$34,880	$18,960

Revenue resulting from the VIEs included in the consolidated statements of operations was $3.37 million and $5.54 million for the three and six months ended June 30, 2025,respectively, and $2.13 million and $2.13 million for the three and six months ended June 30, 2024, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Equity Incentive Plans

As a result of the corporate reorganization on January 12, 2024, Unrivaled Brands, Inc. assigned to Blüm, and Blüm assumed and agreed to perform all obligations pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), and (b) each award agreement entered into pursuant to the equity incentive plans. The following table contains information about the Company's equity incentive plans as of June 30, 2025:

	Awards Reserved for Issuance	Awards Exercised	Awards Outstanding	Awards Available for Grant
2016 Plan	2,000,000	—	2,489	1,997,511
2018 Plan	43,976,425	40,221	150,860	43,785,344
2019 Plan	55,000,000	349	119,908	54,879,743

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of Common Stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

(in thousands, except for shares / options)
For the Three Months Ended
	June 30, 2025		June 30, 2024
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$—	—	$206

Total Stock–Based Compensation Expense		$—		$206

(in thousands, except for shares / options)
For the Six Months Ended
	June 30, 2025		June 30, 2024
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$39	—	$316

Total Stock–Based Compensation Expense		$39		$316

Stock Options

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2025:

		Weighted-		Aggregate
		Average		Intrinsic
		Weighted-	Remaining	Value of
	Number of	Average Exercise	Contractual	In-the-Money
	Shares	Price Per Share	Life (in years)	Options
Options Outstanding as of January 1, 2025	297,064	$15.20
Forfeited	(23,807)	$1.07
Options Outstanding as of June 30, 2025	273,257	$16.53	6.3 years	$—
Options Exercisable as of June 30, 2025	273,257	$16.53	6.3 years	$—

As of June 30, 2025, total unrecognized stock-based compensation was nil. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

NOTE 17 – EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024:

	(in thousands, except for shares and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss) from Continuing Operations	$(1,887)	$7,273	$(2,451)	$3,764
Less: Accretion of Mezzanine Equity	(450)	—	(829)	—
Adjusted Net Income (Loss) from Continuing Operations Attributable to Common Shareholders, Basic	$(2,337)	$7,273	$(3,280)	$3,764

Net Income (Loss) from Continuing Operations	$(1,887)	$7,273	$(2,451)	$3,764
Less: Accretion of Mezzanine Equity	(450)	—	(829)	—
Add: Interest from Convertible Debt	—	17	—	17
Adjusted Net Income (Loss) from Continuing Operations Attributable to Common Shareholders, Diluted	$(2,337)	$7,290	$(3,280)	$3,781

Weighted-Average Shares Outstanding - Basic	12,307,664	9,172,608	12,307,664	8,945,449
Effects of Dilutive Securities:
Convertible Promissory Notes	-	458,748	-	458,748
Convertible Series V Preferred Stock	-	1,407,143	-	1,407,143
Weighted-Average Shares Outstanding - Diluted	12,307,664	11,038,499	12,307,664	10,811,340

Net Income (Loss) from Continuing Operations per Common Share - Basic	$(0.19)	$0.79	$(0.27)	$0.42
Net Income (Loss) from Continuing Operations per Common Share - Diluted	$(0.19)	$0.66	$(0.27)	$0.35

NOTE 18 – WARRANTS

The following table summarizes the Company's warrant activity for the six months ended June 30, 2025:

		Weighted-
		Average
		Exercise
	Warrants	Price
Warrants Outstanding as of January 1, 2025	3,255,820	$2.41
Issued	583,284	$0.53
Expired	(389,470)	$6.51
Warrants Outstanding as of June 30, 2025	3,449,634	$1.63

In connection with the Unsecured Promissory Notes on January 8, 2025, the Company issued warrants to purchase up to 7,812 shares of Common Stock with an exercise price of $0.64 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until January 8, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

In connection with the amendment of the unsecured promissory note dated February 25, 2025, on May 7, 2025, the Company issued warrants to purchase up to 75,472 shares of Common Stock with an exercise price of $0.53 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until May 7, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

In connection with the amendment of the unsecured promissory note dated April 18, 2025, on May 8, 2025, the Company issued warrants to purchase up to 122,642 shares of Common Stock with an exercise price of $0.53 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until May 8, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

In connection with the Unsecured Promissory Note on May 2, 2025, the Company issued warrants to purchase up to 377,358 shares of Common Stock with an exercise price of $0.53 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until May 2, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

The warrants issued during the six months ended June 30, 2025, as described above, all met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. Refer to "Note 13 - Notes Payable". The fair value of the warrants issued during the six months ended June 30, 2025 was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the period presented:

June 30, 2025
Expected Term (in Years)	3.0
Volatility	109.5%
Risk-Free Interest Rate	4.3%
Dividend Yield	0.0%

NOTE 19 – DISCONTINUED OPERATIONS

Southern California Retail Operations

On June 10, 2024, Unrivaled entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, for a total sale price of $22.54 million. Effective upon the closing of the transaction, the buyer assumed full operational and management control of the PFC business pursuant to a Management Services Agreement between PFC and the buyer, pending transfer of the cannabis licenses. As a result of the Management Services Agreement, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. The Company has continuing involvement in PFC as a result of the Trademark License Agreement in which the buyer shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option. During the six months ended June 30, 2025, the Company had cash inflows and outflows of nil from discontinued operations related to PFC after the disposal date.

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

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues	$—	$3,451	$—	$8,531
Cost of Goods Sold	—	1,642	—	3,840
Gross Profit	—	1,809	—	4,691

Selling, General & Administrative Expenses	—	2,009	—	3,791
Impairment of Assets	—	47	—	47
Gain on Disposal of Assets	—	(16,535)	—	(16,535)
Income from Operations	—	16,288	—	17,388

Interest Expense	—	(503)	—	(1,143)
Other Income	—	1	—	24
Income from Discontinued Operations Before Provision for Income Taxes	—	15,786	—	16,269

Provision for Income Tax Benefit for Discontinued Operations	—	305	—	280
Net Income from Discontinued Operations	$—	$16,091	$—	$16,549

Net Income from Discontinued Operations per Common Share - Basic	$—	$1.75	$—	$1.85
Net Income from Discontinued Operations per Common Share - Diluted	$—	$1.46	$—	$1.53

As of  June 30, 2025 and December 31, 2024, the assets and liabilities related to discontinued operations were deconsolidated and no balance or operations remained.

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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Cannabis Retail	$3,381	$3,756	97.2%	99.0%	$5,551	$5,510	97.1%	98.9%
Cannabis Distribution	97	39	2.8%	1.0%	167	59	2.9%	1.1%
Total	$3,478	$3,795	100.0%	100.0%	$5,718	$5,569	100.0%	100.0%

For the periods presented, results of operations by reportable segments are as follows:

	(in thousands)
	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$3,381	$97	$—	$3,478	$3,756	$39	$—	$3,795
Cost of Goods Sold	1,744	45	—	1,789	1,896	307	—	2,203
Gross Profit	1,637	52	—	1,689	1,860	(268)	—	1,592
Gross Profit %	48.4%	53.6%	0.0%		49.5%	(687.2)%	0.0%

Selling, General & Administrative	1,995	1	503	2,499	2,202	66	3,897	6,165
Impairment Expense	—	—	—	—	—	—	1,709	1,709
(Gain) Loss on Disposal of Assets	—	—	—	—	174	(40)	—	134
Income (Loss) from Operations	(358)	51	(503)	(810)	(516)	(294)	(5,606)	(6,416)

Other Income (Expense):
Interest Expense	(322)	—	(3)	(325)	(187)	—	(563)	(750)
Gain (Loss) on Extinguishment of Debt	—	—	(174)	(174)	—	—	15,182	15,182
Change in Fair Value of Derivative Liability	—	—	(247)	(247)	—	—	(130)	(130)
Income from Employer Retention Credit	—	—	—	—	—	—	361	361
Unrealized Loss on Investments	—	—	—	—	—	—	(770)	(770)
Other Income (Loss)	—	—	—	—	141	—	(58)	83
Total Other Income (Expense), Net	(322)	—	(424)	(746)	(46)	—	14,022	13,976

Income (Loss) Before Provision for Income Taxes	$(680)	$51	$(927)	$(1,556)	$(562)	$(294)	$8,416	$7,560

Total Assets	$38,714	$483	$197	$39,394	$25,622	$599	$12,030	$38,251

	(in thousands)
	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$5,551	$167	$—	$5,718	$5,510	$59	$—	$5,569
Cost of Goods Sold	2,716	122	—	2,838	2,841	338	—	3,179
Gross Profit	2,835	45	—	2,880	2,669	(279)	—	2,390
Gross Profit %	51.1%	26.9%	0.0%		48.4%	(472.9)%	0.0%

Selling, General & Administrative Expenses	3,498	58	1,435	4,991	3,927	118	6,505	10,550
Impairment Expense	—	—	—	—	—	—	1,709	1,709
(Gain) Loss on Disposal of Assets	—	—	—	—	174	(40)	—	134
Loss from Operations	(663)	(13)	(1,435)	(2,111)	(1,432)	(357)	(8,214)	(10,003)

Other Income (Expense):
Interest Expense	(539)	—	(18)	(557)	(349)	—	(778)	(1,127)
Gain (Loss) on Extinguishment of Debt	—	—	(174)	(174)	—	—	15,182	15,182
Change in Fair Value of Derivative Liability	—	—	269	269	—	—	(130)	(130)
Income from Employer Retention Credit	—	—	—	—	—	—	361	361
Unrealized Loss on Investments	—	—	—	—	—	—	(353)	(353)
Other Income	—	—	700	700	146	—	2	148
Total Other Income (Expense), Net	(539)	—	777	238	(203)	—	14,284	14,081

Income (Loss) Before Provision for Income Taxes	$(1,202)	$(13)	$(658)	$(1,873)	$(1,635)	$(357)	$6,070	$4,078

Total Assets	$38,714	$483	$197	$39,394	$25,622	$599	$12,030	$38,251

NOTE 21 - FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	(in thousands)
	June 30, 2025
	Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash	$370	$370	$—	$—

Financial Liabilities:
Derivative Liabilities	$3,615	$—	$—	$3,615

	(in thousands)
	December 31, 2024
	Amount	Level 1	Level 2	Level 3
Financial Assets:
Cash	$1,040	$1,040	$—	$—

Financial Liabilities:
Derivative Liabilities	$4,102	$—	$—	$4,102

There have been no transfers between fair value levels during the six months ended June 30, 2025.

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

During the three and six months ended June 30, 2025, the Company incurred engagement fees totaling $0.23 million and $0.46 million, respectively, pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as subsequently amended, for executive level consulting and related business support services (the "Engagement"). On January 1, 2025, the Company entered into an Amended and Restated Engagement Letter with Adnant wherein the term of the Engagement was extended to December 31, 2025 and the monthly service fee was decreased from $0.25 million to $0.08 million, which shall be payable monthly subject to the Company having a sufficient cash balance.

On January 3, 2023, the Company entered into a sublease agreement with Adnant for use of the office building located in Downey, California as the Company's corporate headquarters. The lease term commenced on February 1, 2023 and expires on May 31, 2025, upon which the sublease shall automatically continue on a month-to-month basis thereafter. Total rent expense incurred with the related party was $55,936 and $41,474 for the three months ended  June 30, 2025 and 2024, respectively, and $83,904 and $75,716 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, total amounts due to Adnant were $1.68 million and $1.18 million, respectively, and included in "Accounts Payable & Accrued Liabilities" on the consolidated balance sheet.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s entities have operated compliantly and have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of June 30, 2025.

Beginning November 6, 2024, the Company has filed automatic stays for all litigation where Unrivaled is a party. Refer to "Note 3 - Bankruptcy Filing" for further information.

People's California, LLC v. Unrivaled Brands, Inc. - On July 19, 2022, People’s, the sellers of PFC, filed an action against the Company in the Superior Court for the State of California, County of Orange, bringing claims for breach of contract and breach of the covenant of good faith and fair dealing stemming from the Company’s alleged breach of certain agreements with People’s. The complaint claims at least $23.00 million in damages. On September 20, 2022, the Company filed a cross-complaint. The Company was seeking a minimum of $5.40 million in damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. On June 28, 2024, the Court denied an ex parte application by People’s to enforce the settlement through an approximately $12.93 million judgment. A notice of bankruptcy stay of the entire action was filed and the entire matter has been removed to the Bankruptcy Court. A settlement agreement has been executed contemplating dismissal of the action with prejudice. On May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. There are no ongoing obligations subsequent to the settlement.

People's California, LLC v. Kovacevich, et al - On August 1, 2022, People’s filed an action against certain current and former officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, abuse of control, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. On March 6, 2023, the parties entered into a binding term sheet to settle the litigation. The litigation is stayed pursuant to the bankruptcy action. A settlement agreement has been executed contemplating dismissal of the action with prejudice. On May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. There are no ongoing obligations subsequent to the settlement.

People's California, LLC v. Carrillo, et al - On July 26, 2024, People’s filed an action against certain officers and directors of the Company in the Superior Court for the State of California, County of Orange, derivatively on behalf of the Company and listing the Company as a nominal defendant alleging claims for breach of fiduciary duty, self-dealing, corporate waste, and unjust enrichment. The complaint does not state a specific claim for damages. The litigation is stayed pursuant to the bankruptcy action. A settlement agreement has been executed contemplating dismissal of the action with prejudice. On May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. There are no ongoing obligations subsequent to the settlement.

People's California, LLC v. Carrillo, et al - On August 13, 2024, People’s filed an action against certain individuals and companies in the Superior Court for the State of California, County of Orange, alleging claims for defamation-libel-per se, intentional interference with contractual relations, negligent interference with contractual relations, intentional interference with economic advantage, and civil conspiracy. The complaint does not state a specific claim for damages. The litigation is stayed pursuant to the bankruptcy action. A settlement agreement has been executed contemplating dismissal of the action with prejudice. On May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. There are no ongoing obligations subsequent to the settlement.

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

Magee v. UMBRLA, Inc. et al. - On July 21, 2020, Mr. Kurtis Magee, filed an action against the Company, in the Superior Court of the State of California, County of Orange, alleging a claim for breach of contract in connection with Mr. Magee's separation agreement.  Mr. Magee amended his complaint to add Unrivaled Brands, Inc. and Buchanan Group, LLC as defendants on January 17, 2024.  Unrivaled Brands Inc. was not served in the matter.  In June 2025, Mr. Magee entered into a conditional settlement agreement with defendant LTRMN, Inc. and Buchanan Group, LLC. On June 30, 2025, Mr. Magee entered into a joint stipulation dismissing the action without prejudice as to Company defendants UMBRLA, Inc. and BRND House, Inc.

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

Fairway Medical Plaza, LLC v. Unrivaled Brands, Inc., et al – On March 5, 2025, Fairway Medical Plaza, LLC (“Fairway”) filed a complaint in the Superior Court for the State of California, County of Alameda, Case No. 25CV114561, against Unrivaled Brands, Inc. (f/k/a Terra Tech Corp.), Blum San Leandro, and Blum Holdings, Inc., asserting claims for breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, and negligence. Because no conclusion has been formed as to whether an unfavorable outcome is either probable or remote, no opinion is expressed as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company. No trial date has been set.

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2025, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require disclosure in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On July 1, 2025, the Company entered into a binding term sheet with a licensed cannabis retail operator located in Upstate California (the “Target”) pursuant to which the Company intends to acquire a majority of its membership interests (the “Transaction”).  Upon closing of the Transaction, the Company shall issue Target 3,633,540 shares of common stock of the Company. The closing of the Transaction is subject to customary regulatory approvals at the state and municipal levels. On July 1, 2025, the Company, through its wholly-owned subsidiary Blum Management, entered into a Management Services Agreement with the Target pursuant to which the Company has been granted exclusive operational and economic control of the Target’s licensed retail cannabis business. As consideration for such management services, the Company shall receive 100% of the economic benefit of the Target.

On August 11, 2025, the Company received an advance payment of $0.50 million in connection with a promissory note that is currently under verbal agreement. The promissory note has not yet been formally signed by the parties involved. The advance is recorded as a liability until the terms of the formal agreement are finalized. The Company is in the process of negotiating the terms of the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Blum Holdings, Inc. (“Blüm” or the “Company”) is for the three and six months ended June 30, 2025. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on March 13, 2025. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

Blüm is a publicly traded holding company with operations throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories, currently available in California. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. In May 2025, the Company began operating a retail dispensary located in Santa Clara County, California. As of June 30, 2025, the Company operates a total of four cannabis retail locations in the state of California. As of June 30, 2025, the Company had 124 employees.

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

Recent Developments

Settlement with People's California, LLC

On February 12, 2025, the Company’s wholly owned subsidiaries Unrivaled Brands, Inc. (“Unrivaled”) and Halladay Holding, LLC (“Halladay Holding”) (collectively, the “Debtors”) and People's California, LLC ("People's") participated in an in-person mediation and reached a settlement. On March 27, 2025, the parties executed definitive documentation for the terms of the settlement, on May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. Under the settlement terms, all pre-petition litigation and bankruptcy adversary proceedings between the parties were dismissed, People's withdrew its motion to dismiss the bankruptcy case, People's will support the Debtors’ liquidating plan, and a payment of $0.40 million from the sale of the Halladay Holding property was made to People's, with an additional $1.00 million to be subject to an interpleader complaint.

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

On May 12, 2025, the Company entered into a binding term sheet (the "Term Sheet") with a holding company ("Target Entity") that holds an equity interest in Cookies Creative Consulting & Promotions, Inc. (“Cookies”) pursuant to which the Company intends to enter into a Share Exchange Agreement or similarly situated document whereby a wholly owned subsidiary of the Company (“Blüm Acquisition Co.”), will acquire 100% of the membership interests of Target Entity (the “Transaction). Upon closing of the Transaction, the Company shall issue 489,131 shares of common stock of the Company, par value $0.001 (the “Common Stock”) and a common stock purchase warrant to acquire, in the aggregate, up to 30,762 shares of Common Stock, at an exercise price of $0.64 per share. The aggregate value exchanged is expected to equal to $562,500.

Acquisition of Fourth Retail Location

On January 31, 2025, the Company entered into a binding letter of intent with EWCR wherein the Company and the sellers of EWCR shall enter into a Stock Sale and Purchase Agreement in which the Company will acquire 100% of the common stock of EWCR, a retail dispensary located in Santa Clara County. On January 31, 2025, Blum Management Holdings, Inc. ("Blum Management") entered into a senior secured convertible promissory note for $0.50 million, bearing 8.0% interest and maturing on March 31, 2025, with an option to convert into shares of EWCR, subject to performance-based adjustments. On March 31, 2025, the maturity date of the promissory note was amended to May 30, 2025.

On May 13, 2025, the Company executed an Amended and Restated Binding Letter of Intent ("A&R LOI") with EWCR wherein the total consideration paid shall consist of: (i) $0.80 million in cash upon execution of the MSA dated May 15, 2025, (ii) assignment of a senior secured convertible promissory note in the amount of the $0.50 million, (iii) the issuance of 434,783 shares of Common Stock of the Company valued at $0.50 million based on a per share price of $1.15, which shall be issued at closing and subject to a 12-month holdback, and (iv) an earn-out provision in the amount of $0.20 million payable in cash or Common Stock at the seller’s election. The proposed transaction is subject to the execution of definitive agreements upon regulatory approval.

On May 15, 2025, the Company, through its wholly-owned subsidiary Blum Management, executed a management services agreement with EWCR (the "MSA") pursuant to which the Company shall have immediate operational and economic control of EWCR. As consideration for such services, the Company shall receive a management fee of 100% of the economic benefit of EWCR. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the proposed transaction. The MSA entered into on May 15, 2025 resulted in the consolidation of EWCR. Refer to "Note 10 – Business Combinations" of the consolidated financial statements for further information.

Unsecured Note Financing

On January 8, 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $0.10 million (the “January 2025 Notes”) amongst four separate investors (the “Lenders”). The January 2025 Notes have a maturity date of December 30, 2026 with no interest accruing except for default interest and no prepayment penalty. The January 2025 Notes are convertible at the Lenders’ individual election into a convertible promissory note that shall include (i) an automatic conversion into the shares of capital stock issued by Blüm in its next bona fide equity financing with proceeds to Blüm of at least $10.00 million or such lesser amount as approved by Lenders at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of Blüm. The Company issued to the Lenders warrants to purchase, in the aggregate, up to 7,812 shares of the Company's Common Stock, at an exercise price of $0.64 per share. The proceeds from the January 2025 Notes were used for general working capital needs. On April 30, 2025, the Company amended and restated the Notes wherein the maturity date was extended to January 8, 2027 and the conversion feature was amended. The Notes, as amended, may be converted at the Lender’s election into a convertible promissory note that shall include an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis).

On February 25, 2025, the Company issued an unsecured promissory note in the principal amount of $0.20 million which matures on September 30, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. The proceeds from the unsecured promissory note dated February 25, 2025 were used for general working capital needs. On May 7, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 75,472 shares of the Company's common stock, at an exercise price of $0.53 per share.

On April 18, 2025, the Company issued an unsecured promissory note in the principal amount of $0.33 million which matures on July 31, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. The proceeds from the unsecured promissory note dated April 18, 2025 were used for general working capital needs. On May 8, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 122,642 shares of the Company's common stock, at an exercise price of $0.53 per share.

On May 2, 2025, the Company executed and delivered an Unsecured Promissory Note in the principal amount of $1.00 million (the “Note”) to an investor (the “Lender”). The Note has a maturity date of May 2, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on June 15, 2025. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company issued to the Lender warrants to purchase up to 377,358 shares of Common Stock, at an exercise price of $0.53 per share. The proceeds from the Note were used for the cash consideration of $0.80 million related to EWCR and general working capital needs.

On May 15, 2025, the Company amended and restated the unsecured promissory note dated November 12, 2024 in the aggregate principal amount of $0.80 million wherein the conversion feature was amended to an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis).

Management Changes

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

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	(in thousands)
	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$5,718	$5,569	$149	2.7%
Cost of Goods Sold	2,838	3,179	(341)	(10.7)%
Gross Profit	2,880	2,390	490	20.5%
Gross Margin %	50.4%	42.9%	7.5%

Operating Expenses:
Selling, General & Administrative	4,991	10,550	(5,559)	(52.7)%
Impairment Expense	—	1,709	(1,709)	(100.0)%
Loss on Disposal of Assets	—	134	(134)	(100.0)%
Total Operating Expenses	4,991	12,393	(7,402)	(59.7)%

Loss from Operations	(2,111)	(10,003)	7,892	(78.9)%
Other Income, Net	238	14,081	(13,843)	(98.3)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(1,873)	4,078	(5,951)	(145.9)%
Provision for Income Tax Expense for Continuing Operations	(578)	(314)	(264)	84.1%

Net Income (Loss) from Continuing Operations	(2,451)	3,764	(6,215)	(165.1)%
Net Income from Discontinued Operations	—	16,549	(16,549)	(100.0)%

Net Income (Loss)	$(2,451)	$20,313	$(22,764)	(112.1)%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	—	(479)	479	(100.0)%

Net Income (Loss) Attributable to Blum Holdings, Inc.	$(2,451)	$20,792	$(23,243)	(111.8)%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 (Unaudited)

Revenue

Overall revenue for the six months ended June 30, 2025 was $5.72 million compared to $5.57 million for the six months ended June 30, 2024, an increase of $0.15 million or 2.7%. Revenue from continuing operations for the six months ended June 30, 2025 was composed of retail revenue of $5.55 million and distribution revenue of $0.17 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $5.51 million and distribution revenue of $0.06 million.

Retail revenue for the six months ended June 30, 2025 increased by $0.04 million or 0.7% compared to the same period in prior year. Although the addition of a retail location in Santa Clara County on May 15, 2025 contributed $1.65 million in retail revenue during the current six-month period, overall retail revenue declined compared to prior year due to the sale of Blüm Oakland and Blüm San Leandro on November 5, 2024. As of June 30, 2025, the Company's retail operations consisted of four dispensaries, compared to five dispensaries as of June 30, 2024.

Distribution revenue for the six months ended June 30, 2025 increased by $0.11 million or 183.1% compared to the same period in the prior year. The increase in distribution revenue was primarily due to the distribution of Korova products to third-party retail dispensaries during the current year.

Gross Profit

Cost of goods sold for the six months ended June 30, 2025 was $2.84 million, a decrease of $0.34 million or 10.7% compared to $3.18 million for the six months ended June 30, 2024. As of June 30, 2025, the Company had transitioned to three entirely new retail locations in Northern California as a result from transactions completed on May 1, 2024, and added a fourth retail location on May 15, 2025, with no overlap from the prior year’s locations. Management has prioritize a more selective product mix focused on higher-margin offerings, contributing to improved cost efficiency in the current year.

Gross profit from continuing operations for the six months ended June 30, 2025 was  $2.88 million compared to  $2.39 million for the six months ended June 30, 2024, an  increase of $0.49 million or 20.5%. The increase in gross profit was primarily impacted by the decrease in cost of goods sold as described above. The Company's overall gross margin for the six months ended June 30, 2025 increased to 50.4% as compared to 42.9% for the same period in the prior year primarily driven by the higher profitability of the three dispensaries added to the Company's retail portfolio on May 1, 2024. Gross profit for on-going retail operations improved from  48.4% for the six months ended June 30, 2024   up to  51.1% for the six months ended  June 30, 2025  for the same reasons.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 were $4.99 million compared to $10.55 million for the six months ended June 30, 2024, a decrease of $5.56 million or 52.7%. The decrease in selling, general and administrative expenses was primarily due to a decrease of $0.31 million in salaries and benefits, a decrease of $0.62 million in rental and facility expenses, a decrease of $0.29 million in security expense, and a decrease of $0.30 million in stock-based compensation. In addition, professional fees decreased by $3.94 million due to the significant bankruptcy and restructuring efforts undertaken in the prior year as well as the Amended and Restated Engagement Letter with Adnant, LLC dated January 1, 2025 wherein the monthly service fee was decreased from $0.25 million to $0.08 million. The reduction in selling, general and administrative expenses reflects the Company's operational restructuring for a leaner corporate structure.

Operating Loss

The Company realized an operating loss from continuing operations of $2.11 million for the six months ended June 30, 2025 compared to $10.0 million for the six months ended June 30, 2024, a decrease of $7.89 million or 78.9%. The decrease in operating loss was primarily due to the decrease in selling, general and administrative expenses as described above, coupled with an impairment loss on long-lived assets of $1.71 million recognized in prior year versus none in the six months ended June 30, 2025.

Other Income

The Company recognized other income of $0.24 million for the six months ended June 30, 2025 compared to $14.08 million for the six months ended June 30, 2024, a decrease of $13.84 million or 98.3%. This was primarily due to a gain on extinguishment of debt of $15.18 million recognized in the prior year, resulting from the disposition of People's First Choice, LLC. In contrast, a loss on extinguishment of debt of $0.17 million was recognized in the current year, resulting from amendments to unsecured promissory notes with various lenders during the six months ended June 30, 2025. For the same reasons, interest expense decreased by $0.57 million compared to the same period in the prior year. During the six months ended June 30, 2025, the Company received a management service termination fee of $0.70 million. In addition, the Company recognized a gain of $0.27 million for changes in fair value of derivative liability in the current year, versus a loss of $0.13 million in the prior year, primarily due to changes in the Company's underlying stock price as of the reporting date.

Provision for Income Taxes

Provision for income tax expense for continuing operations was $0.58 million for the six months ended June 30, 2025 compared to $0.31 million for the six months ended June 30, 2024, an increase of $0.26 million or 84.1%. For the six months ended June 30, 2025, the Company calculated its provision for income taxes during the interim reporting period by applying an estimate of the federal income tax rate on gross profit for the current period.

Discontinued Operations

Net income from discontinued operations was nil for the six months ended June 30, 2025 compared to $16.55 million for the comparative prior period. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. These operations were fully divested as of December 31, 2024, and as a result, the Company had no income or loss from discontinued operations during the six months ended June 30, 2025.

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal second quarter of 2025 compared to the fiscal first quarter of 2025:

	(in thousands)
	Three Months Ended
	June 30,	March 31,
	2025	2025	$ Change	% Change
Revenue	$3,478	$2,240	$1,238	55.3%
Cost of Goods Sold	1,789	1,049	740	70.5%
Gross Profit	1,689	1,191	498	41.8%
Gross Margin %	48.6%	53.2%	(4.6)%

Operating Expenses:
Selling, General & Administrative	2,499	2,492	7	0.3%
Total Operating Expenses	2,499	2,492	7	0.3%

Loss from Operations	(810)	(1,301)	491	(37.7)%
Other Income (Expenses), Net	(746)	984	(1,730)	(175.8)%

Loss from Continuing Operations Before Provisions for Income Taxes	(1,556)	(317)	(1,239)	390.9%
Provision for Income Tax Expense for Continuing Operations	(331)	(247)	(84)	34.0%

Net Loss from Continuing Operations	(1,887)	(564)	(1,323)	234.6%

Net Loss	$(1,887)	$(564)	$(1,323)	234.6%

Revenue

Overall revenue for the three months ended June 30, 2025 was $3.48 million compared to $2.24 million for the three months ended March 31, 2025, an increase of $1.24 million or 55.3%. Revenue from continuing operations for the three months ended June 30, 2025 was composed of retail revenue of $3.38 million and distribution revenue of $0.1 million. This compared to the prior quarter ended March 31, 2025 in which revenue from continuing operations consisted of retail revenue of $2.17 million and distribution revenue of $0.07 million.

Retail revenue for the three months ended June 30, 2025 increased by $1.21 million or 55.8% compared to the consecutive prior quarter ended March 31, 2025. Although the addition of a retail location in Santa Clara County on May 15, 2025 contributed $1.65 million in retail revenue during the fiscal second quarter of 2025, overall retail revenue declined compared to prior quarter primarily due to more conservative vendor terms and cash flow timing, which temporarily impacted inventory replenishment.

Distribution revenue for the fiscal second quarter ended June 30, 2025 was generally consistent with the fiscal fourth quarter ended March 31, 2025.

Gross Profit

Cost of goods sold for the three months ended June 30, 2025 was $1.79 million, an increase of $0.74 million or 70.5%, compared to $1.05 million for the three months ended March 31, 2025. The increase in cost of goods sold is relative to the increase in revenue as described above, in addition to the acquisition of a fourth retail location, EWCR, which utilizes discounts to drive top-line revenue.

Gross profit from continuing operations for the three months ended June 30, 2025 was $1.69 million compared to $1.19 million for the three months ended March 31, 2025, an increase of $0.5 million or 41.8%. The increase in gross profit was directly impacted by the increase in revenue as described above. The Company's overall gross margin declined from the prior consecutive quarter at 48.6% compared to 53.2% for the three months ended March 31, 2025. This was primarily due to the impact of the acquisition of EWCR that operates with lower gross margins. Similarly, gross margin for on-going retail operations decreased to 48.4% for the three months ended June 30, 2025 compared to 55.2% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $2.5 million which is consistent with $2.49 million for the three months ended March 31, 2025.

Operating Loss

The Company realized an operating loss from continuing operations of $0.81 million for the three months ended June 30, 2025 compared to $1.3 million for the three months ended March 31, 2025, a decrease of $0.49 million or 37.7%. The decrease in operating loss from the preceding quarter was due to the increase in gross profit of $0.5 million as described above.

Other Income (Expenses)

The Company recognized other expenses of $0.75 million for the three months ended June 30, 2025 compared to other income of $0.98 million for the three months ended March 31, 2025. This was primarily due to a management service termination fee of $0.70 million received in the prior quarter. In addition, changes in fair value of derivative liability decreased by $0.76 million compared to the preceding quarter as a result of fluctuations in the underlying share price and associated market volatility.

Provision for Income Taxes

Provision for income tax expense for continuing operations was  $0.33 million for the three months ended June 30, 2025 compared to  $0.25 million for the three months ended  March 31, 2025, an  increase of  $0.08 million or 34.0%. For the three months ended June 30, 2025, the Company calculated its provision for income taxes during the interim reporting period by applying an estimate of the federal income tax rate on gross profit for the current period.

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

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $0.62 million for the three months ended June 30, 2025 compared to $0.42 million for the three months ended March 31, 2025. For the six months ended June 30, 2025 and 2024, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.04 million and $6.98 million, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net Income (Loss)	$(1,887)	$(564)	$(2,451)	$20,313
Less: Net Income from Discontinued Operations, Net	—	—	—	(16,549)
Add (Deduct) Impact of:
Interest Expense	325	232	557	1,127
Provision for Income Tax Expense	331	247	578	314
Depreciation Expense	95	87	182	282
Amortization of Intangible Assets	92	55	147	33
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$(1,044)	$57	$(987)	$5,520

Non-GAAP Adjustments:
Stock-based Compensation Expense	—	39	39	316
Impairment of Assets	—	—	—	1,709
Severance Expense	—	—	—	37
Unrealized Loss on Investments	—	—	—	353
Loss on Disposal of Assets	—	—	—	134
Change in Fair Value of Derivative Liability	247	(516)	(269)	130
Loss (Gain) on Extinguishment of Debt	174	—	174	(15,182)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(623)	$(420)	$(1,043)	$(6,983)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred pre-tax net loss from continuing operations of $1.56 million and $1.87 million for the three and six months ended June 30, 2025, respectively, and had an accumulated deficit of $423.53 million and $421.08 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had a working capital deficit of $20.82 million, including $0.37 million of cash, compared to a working capital deficit of $6.79 million, including $1.04 million of cash, as of December 31, 2024. Current assets were approximately 0.08 times current liabilities as of June 30, 2025, compared to approximately 0.30 times current liabilities as of December 31, 2024.

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

Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 was $0.85 million compared to $0.85 million for the six months ended June 30, 2024, a change of $0.0 million. In May 2024, the Company expanded its retail operations through the addition of three dispensaries in Northern California, which represented all of the Company's retail operations during the fiscal first quarter of 2025. This contrasts with the six months ended June 30, 2024, during which the Company's retail operations included Blum Oakland and Blum San Leandro, which were subsequently sold in November 2024. In May 2025, the Company added a dispensary located in Santa Clara County to its renewed retail portfolio. Since August 2022, management implemented a restructuring and reorganization to stabilize operations and position the Company for profitability. As part of this initiative, the Company integrated four new retail locations in Northern California and strategically disposed of underperforming legacy assets, allowing the Company to redirect resources and enable better allocation of capital. Management anticipates improvements in cash flow from operating activities as the Company continues to execute its growth strategy.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $1.04 million compared to cash provided by investing activities of $2.25 million for the six months ended June 30, 2024, a decrease of $3.29 million, or 146.3%. The decrease in cash provided by investing activities was primarily due to proceeds from investments of $1.30 million in the prior year. In addition, during the fiscal second quarter of 2024, the Company acquired $0.96 million in cash from Coastal Pines Group as part of the transactions on May 1, 2024. Whereas during the fiscal second quarter of 2025, the Company paid $0.74 million in cash to acquire EWCR on May 15, 2025.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $1.22 million compared to cash used in financing activities of $0.22 million for the six months ended June 30, 2024, a decrease of $1.44 million, or 650.0%. The decrease in cash used in financing activities as compared to the prior year was primarily due to cash proceeds totaling $1.63 million from unsecured note financing during the six months ended June 30, 2025, versus no financing in the comparative prior period. This was offset by an increase of $0.18 million in payments of debt principal.

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

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of June 30, 2025.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2025 based on such criteria due to material weaknesses in internal control over financial reporting described below:

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

34

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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
3.6	Amended and Restated Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective December 30, 2024.	8-K	1/6/2025	3.1
4.1	Description of Capital Stock.	10-K	4/15/2024	4.1
4.2	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.3	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6
4.4	Unsecured Promissory Note, dated November 12, 2024.	8-K	11/14/2024	10.1
4.5	Amended and Restated Unsecured Promissory Note, dated December 31, 2024.	8-K	1/7/2025	10.1
4.6	Form of Unsecured Promissory Note, dated January 8, 2025.	8-K	1/15/2025	10.1
4.7	Senior Secured Promissory Note, dated January 31, 2025.	8-K	2/4/2025	10.2
4.8	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.	10-K	3/13/2025	10.32
4.9	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.	10-K	3/13/2025	10.33
4.10	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.	10-K	3/13/2025	10.34
4.11	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.	10-K	3/13/2025	10.35
4.12	Form of Unsecured Promissory Note, dated May 2, 2025.	8-K	5/7/2025	10.1
10.1	Amended and Restated Engagement Letter between the Company and Adnant, dated January 1, 2025.†	8-K	1/7/2025	10.3
10.2	Binding Term Sheet between the Company and Mt. Tam Ventures II, LLC, dated January 2, 2025.	8-K	1/8/2025	10.1
10.3	Binding Term Sheet between the Company and Mesh Ventures, LLC, dated January 8, 2025.	8-K	1/14/2025	10.1
10.4	Binding Letter of Intent between the Company, Blüm Acquisition Co. and Target, dated January 31, 2025.	8-K	2/4/2025	10.1
10.5	Amended and Restated Binding Letter of Intent, dated May 13, 2025.	8-K	5/14/2025	10.1
10.6	Binding Term Sheet, dated May 12, 2025.	8-K	5/16/2025	10.1
10.7	Management Service Agreement, dated May 15, 2025.	8-K	5/21/2025	10.1
10.8	Binding Term Sheet, dated July 1, 2025.	8-K	7/3/2025	10.1
10.9	Management Services Agreement, dated July 1, 2025.	8-K	7/3/2025	10.2
21.1	List of Subsidiaries *
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUM HOLDINGS, INC.

Date: August 13, 2025	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)