Form 10-Q
period 2025-09-30
BLUM HOLDINGS, INC.
filed 2025-11-14
CIK 1996210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 13, 2025, there were 25,230,686 shares of the registrant's common stock outstanding.

BLUM HOLDINGS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

ITEM 1. FINANCIAL STATEMENTS.

BLUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except for shares and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$388	$1,040
Accounts Receivable, Net of Allowance for Credit Losses of nil at both September 30, 2025 and December 31, 2024	226	143
Inventory	706	674
Prepaid Expenses & Other Current Assets	419	826
Notes Receivable	2	188
Total Current Assets	1,741	2,871

Property, Equipment and Leasehold Improvements, Net	475	267
Right-of-Use Assets - Operating Leases	4,091	1,614
Intangible Assets, Net	8,249	2,952
Goodwill	30,369	17,116
Other Assets	156	—
TOTAL ASSETS	$45,081	$24,820

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable & Accrued Liabilities	$11,361	$6,208
Related Party Accounts Payable	2,038	1,183
Current Portion of Notes Payable	1,142	650
Income Taxes Payable	10,904	1,618
Total Current Liabilities	25,445	9,659

Notes Payable, Net of Discounts	3,983	2,317
Accrued Income Taxes	13,500	9,894
Deferred Tax Liabilities	2,239	1,774
Operating Lease Liabilities	3,489	1,818
Derivative Liability	3,693	4,102
TOTAL LIABILITIES	52,349	29,564

COMMITMENTS AND CONTINGENCIES (Note 23)

MEZZANINE EQUITY (Note 15)	4,611	2,005

STOCKHOLDERS’ DEFICIT:
Preferred Stock, Convertible Series V, par value $0.001: 25,000,000 shares authorized; 14,071,431 shares outstanding as of September 30, 2025 and December 31, 2024	1	1
Common Stock, par value $0.001: 990,000,000 shares authorized; 13,553,473 shares outstanding as of September 30, 2025 and December 31, 2024	12	12
Additional Paid-In Capital	414,199	414,319
Accumulated Deficit	(426,091)	(421,081)
Total Stockholders' Deficit	(11,879)	(6,749)
TOTAL MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	(7,268)	(4,744)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$45,081	$24,820

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except for shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$4,847	$4,364	$10,565	$9,933
Cost of Goods Sold	2,525	1,916	5,363	5,095
Gross Profit	2,322	2,448	5,202	4,838

Operating Expenses:
Selling, General & Administrative	3,818	4,289	8,809	14,839
Impairment Expense	—	—	—	1,709
Loss on Disposal of Assets	—	359	—	493
Total Operating Expenses	3,818	4,648	8,809	17,041

Loss from Operations	(1,496)	(2,200)	(3,607)	(12,203)

Other Income (Expense):
Interest Expense, Net	(481)	(665)	(1,038)	(1,792)
Gain (Loss) on Extinguishment of Debt	—	—	(174)	15,182
Change in Fair Value of Derivative Liability	(78)	(550)	191	(680)
Provision from Employee Retention Credit	—	(361)	—	—
Unrealized Gain on Long-Term Investments	—	520	—	167
Other Income (Expense)	(41)	60	659	208
Total Other Income (Expense), Net	(600)	(996)	(362)	13,085

Income (Loss) from Continuing Operations Before Provision for Income Taxes	(2,096)	(3,196)	(3,969)	882
Provision for Income Tax Expense for Continuing Operations	(463)	(431)	(1,041)	(745)
Net Income (Loss) from Continuing Operations	(2,559)	(3,627)	(5,010)	137

Income (Loss) from Discontinued Operations Before Provision for Income Taxes	—	(112)	—	16,157
Provision for Income Tax Benefit for Discontinued Operations	—	—	—	280
Net Income (Loss) from Discontinued Operations	—	(112)	—	16,437

NET INCOME (LOSS)	$(2,559)	$(3,739)	$(5,010)	$16,574

Less: Net Loss from Continuing Operations Attributable to Non-Controlling Interest	—	(395)	—	(874)
NET INCOME (LOSS) ATTRIBUTABLE TO BLUM HOLDINGS, INC.	$(2,559)	$(3,344)	$(5,010)	$17,448

Net Loss from Continuing Operations per Common Share - Basic and Diluted	$(0.25)	$(0.40)	$(0.52)	$(0.02)
Weighted-Average Shares Outstanding - Basic and Diluted	12,307,664	9,744,914	12,307,664	9,191,149

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2025 and 2024
(in thousands, except for shares)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT JUNE 30, 2025	$2,834	14,071,431	$1	13,553,473	$12	$414,126	$(423,532)	$—	$(6,559)
Net Loss	—	—	—	—	—	—	(2,559)	—	(2,559)
Acquisition of EWCR	—	—	—	—	—	(20)	—	—	(20)
Acquisition of GDR	1,241	—	—	—	—	347	—	—	1,588
Accretion of Mezzanine Equity	536	—	—	—	—	(536)	—	—	—
Warrants Issued	—	—	—	—	—	282	—	—	282
BALANCE AT SEPTEMBER 30, 2025	$4,611	14,071,431	$1	13,553,473	$12	$414,199	$(426,091)	$—	$(7,268)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT JUNE 30, 2024	$681	14,071,431	$1	9,744,914	$9	$409,393	$(433,410)	$(479)	$(23,805)
Net Loss	—	—	—	—	—	—	(3,344)	(395)	(3,739)
Acquisition of Coastal Pines Group	606	—	—	—	(1)	(605)	—	—	—
Accretion of Mezzanine Equity	269	—	—	—	—	—	(269)	—	—
Stock-Based Compensation	—	—	—	—	—	66	—	—	66
BALANCE AT SEPTEMBER 30, 2024	$1,556	14,071,431	$1	9,744,914	$8	$408,854	$(437,023)	$(874)	$(27,478)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED September 30, 2025 and 2024

(in thousands, except for shares)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT JANUARY 1, 2025	$2,005	14,071,431	$1	13,553,473	$12	$414,319	$(421,081)	$—	$(4,744)
Net Loss	—	—	—	—	—	—	(5,010)	—	(5,010)
Acquisition of EWCR	—	—	—	—	—	295	—	—	295
Acquisition of GDR	1,241	—	—	—	—	347	—	—	1,588
Accretion of Mezzanine Equity	1,365	—	—	—	—	(1,365)	—	—	—
Stock-Based Compensation	—	—	—	—	—	39	—	—	39
Issuance of Warrants	—	—	—	—	—	564	—	—	564
BALANCE AT SEPTEMBER 30, 2025	$4,611	14,071,431	$1	13,553,473	$12	$414,199	$(426,091)	$—	$(7,268)

	Mezzanine	Convertible Series V				Additional		Non-
	Equity	Preferred Stock		Common Stock		Paid-In	Accumulated	Controlling
	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
BALANCE AT JANUARY 1, 2024	$—	14,071,431	$1	8,509,384	$9	$408,473	$(454,179)	$—	$(45,696)
Net Income (Loss)	—	—	—	—	—	—	17,448	(874)	16,574
Cancellation of Shares	—	—	—	(10,279)	(1)	1	—	—	—
Acquisition of Coastal Pines Group	1,264	—	—	1,245,809	—	(2)	—	—	1,262
Accretion of Mezzanine Equity	292	—	—	—	—	—	(292)	—	—
Stock-Based Compensation	—	—	—	—	—	382	—	—	382
BALANCE AT SEPTEMBER 30, 2024	$1,556	14,071,431	$1	9,744,914	$8	$408,854	$(437,023)	$(874)	$(27,478)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,010)	$16,574
Less: Net Income from Discontinued Operations	—	16,437
Net Income (Loss) from Continuing Operations	(5,010)	137
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Deferred Income Tax Benefit	(32)	(112)
Provision for Allowance for Credit Losses	—	110
Loss (Gain) on Extinguishment of Debt	174	(15,182)
Change in Fair Value of Derivative Liability	(191)	680
Non-Cash Interest Expense (Income), Net	48	(1)
Loss on Disposal of Assets	—	493
Depreciation and Amortization	597	513
Amortization of Operating Lease Right-of-Use Asset	150	770
Stock-Based Compensation	39	382
Unrealized Loss on Investments	—	(167)
Impairment Loss	—	1,709
Change in Operating Assets and Liabilities:
Accounts Receivable	(82)	120
Inventory	498	370
Prepaid Expenses & Other Current Assets	418	123
Other Assets	(70)	1,282
Accounts Payable & Accrued Liabilities	1,507	7,955
Related Party Accounts Payable	855	—
Operating Lease Liabilities	(409)	(849)
Net Cash Used in Operating Activities - Continuing Operations	(1,508)	(1,667)
Net Cash Provided by Operating Activities - Discontinued Operations	—	359
NET CASH USED IN OPERATING ACTIVITIES	(1,508)	(1,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(35)	(8)
Proceeds from Notes Receivable	221	89
Issuance of Notes Receivable	(500)	—
Net Cash from Acquisitions	(655)	959
Proceeds from Sale of Investments	—	1,300
Net Cash (Used in) Provided by Investing Activities - Continuing Operations	(969)	2,340
Net Cash Used in Investing Activities - Discontinued Operations	—	(3)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(969)	2,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	2,375	—
Payments of Debt Principal	(550)	(420)
Net Cash Provided by (Used in) Financing Activities - Continuing Operations	1,825	(420)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,825	(420)

NET CHANGE IN CASH	(652)	609

Cash at Beginning of Period	1,040	416
CASH AT END OF PERIOD	$388	$1,025

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash Paid for Interest	$147	$984

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of Mezzanine Equity	$1,365	$292
Right-of-Use Assets Obtained in Exchange for Lease Liabilities	$1,276	$—
Conversion of Accounts Payable to Note Payable	$—	$337
Non-Cash Consideration for Business Combinations, Including Liabilities Assumed	$20,665	$25,010

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

Blum Holdings, Inc. (“Blüm” or the “Company”) is a publicly traded holding company with operating subsidiaries throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. In May 2025, the Company began operating a retail dispensary located in Santa Clara County, California. In July 2025, the Company began operating Cookies Redding. As of September 30, 2025, the Company operates a total of five cannabis retail locations in the state of California.

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2025 and December 31, 2024, and the consolidated results of operations and cash flows for the periods ended September 30, 2025 and 2024 have been included. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Going Concern

The Company incurred pre-tax net loss from continuing operations of $2.1 million and $3.97 million for the three and nine months ended September 30, 2025, respectively. While pre-tax net income from continuing operations was $0.88 million for the nine months ended September 30, 2024, the Company incurred pre-tax net loss from continuing operations of $3.2 million for the three months ended September 30, 2024. As of  September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $426.09 million and $421.08 million, respectively. At September 30, 2025, the Company had a consolidated cash balance of $0.39 million. Management expects to experience further net losses in 2025 and in the foreseeable future. The Company may not be able to generate sufficient cash from operating activities to fund its ongoing operations. The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that the Company will be able to generate enough revenue or raise capital to support its operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and reducing recurring expenses. However, management believes that even after taking these actions, the Company will not have sufficient liquidity to satisfy all of its current and future financial obligations. The risks and uncertainties surrounding the ability to raise capital, the limited capital resources, and the weak industry conditions impacting the Company’s business raise substantial doubt as to its ability to continue as a going concern for twelve months from the issuance of these financial statements.

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these interim unaudited consolidated financial statements are the same as those applied in the Company’s audited consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K, unless otherwise disclosed in these accompanying notes to the unaudited consolidated financial statements for the interim period ended September 30, 2025.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to allowances for credit losses, sales returns, inventory valuation, investments, depreciable lives and residual value of property, equipment and leasehold improvements, goodwill and purchased intangible asset valuations, right-of-use assets, lease liabilities, derivative liabilities, stock-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, and litigation and other loss contingencies.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Related party accounts payable previously included in "Accounts Payable & Accrued Liabilities" are now presented as a single line item on the consolidated balance sheets. Employee retention credit liabilities previously included in "Accrued Income Taxes" are now presented as a component of "Accounts Payable & Accrued Liabilities" on the consolidated balance sheets. These reclassifications did not affect total assets, total liabilities, mezzanine equity, stockholders' deficit or net loss.

Income (Loss) Per Common Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. If the Company is in a net income position, diluted earnings per share includes stock options, warrants, convertible preferred stock, and convertible debt that are determined to be dilutive using the treasury stock method for all equity instruments issuable in equity units and the “if converted” method for the Company’s convertible debt. Refer to “Note 17 – Loss Per Share”.

Dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	Nine Months Ended
	September 30,
	2025	2024
Common Stock Warrants	4,244,287	1,460,199
Common Stock Options	273,257	285,928
Convertible Debt	2,363,581	405,201
Series V Preferred Stock	4,690,477	1,407,143
	11,571,602	3,558,471

Income Taxes

In accordance with the provisions of ASC 740, "Income Taxes", the Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. Due to its cannabis operations, the Company is subject to the limitations of the U.S. Internal Revenue Code of 1986, as amended (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025, resulting in significant changes to the U.S. federal tax code. Under ASC 740, "Income Taxes", the effects of the tax law changes are recognized in the period of enactment. The enactment of OBBBA on July 4, 2025 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" which amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU should be applied on a prospective basis. The Company is currently evaluating the effect of adopting this ASU.

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

On February 12, 2025, the Debtors and People's participated in an in-person mediation and reached a settlement, on March 27, 2025, the parties executed definitive documentation for the terms of the settlement, on May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. Under the settlement terms, all pre-petition litigation and bankruptcy adversary proceedings between the parties were dismissed, People's withdrew its motion to dismiss the bankruptcy case, People's will support the Debtors’ liquidating plan, and a payment of $0.40 million from the sale of the Halladay Holding property was made to People's, with an additional $1.00 million subject to an interpleader complaint, which was later resolved and distributed to People’s and a third party.

The Debtors’ Bankruptcy Cases remain pending with one contested matter pending before the Bankruptcy Court on the issue of whether Unrivaled should be allowed to abandon its equity shares in Mystic Holdings, LLC, which a hearing on this matter has been continued to  December 3, 2025.

NOTE 4 – CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The Company has not historically experienced any material loss from carrying cash on hand. The amount in excess of insured limitations was nil and $0.14 million as of September 30, 2025 and  December 31, 2024, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for credit losses based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10.0% of the Company's revenue for the three and nine months ended September 30, 2025 and 2024.

The Company sources cannabis products from various vendors for retail and distribution. However, as a result of regulations in the State of California, the Company’s California retail and distribution operations must use vendors licensed by the State. As a result, the Company is dependent upon the licensed vendors in California to supply products. If the Company is unable to enter into relationships with sufficient members of properly licensed vendors, the Company’s sales may be impacted. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any concentration of vendors for inventory purchases. However, this may change depending on the number of vendors who receive appropriate licenses to operate in the State of California.

NOTE 5 – INVENTORY

Raw materials consist of materials and packaging for manufacturing of products owned by the Company. Finished goods consists of cannabis products sold in retail and distribution. Inventory consisted of the following:

	(in thousands)
	September 30,	December 31,
	2025	2024
Raw Materials	$259	$313
Finished Goods	447	361
Total Inventory	$706	$674

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

NOTE 7 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consisted of the following:

	(in thousands)
	September 30,	December 31,
	2025	2024
Furniture and Equipment	$284	$41
Computer Hardware	227	52
Leasehold Improvements	2,273	621
Vehicles	280	7
Subtotal	3,064	721
Less Accumulated Depreciation	(2,589)	(454)
Property, Equipment and Leasehold Improvements, Net	$475	$267

Depreciation expense related to continuing operations was $0.1 million and $0.15 million for the three months ended September 30, 2025 and 2024, respectively, and $0.28 million and $0.43 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

		(in thousands)
		September 30, 2025			December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizing Intangible Assets:
Trademarks and Patent	10	$1,400	$(53)	$1,347	$—	$—	$—
Operating Licenses	14	7,310	(408)	6,902	3,100	(148)	2,952
Total Amortizing Intangible Assets		8,710	(461)	8,249	3,100	(148)	2,952

Total Intangible Assets, Net		$8,710	$(461)	$8,249	$3,100	$(148)	$2,952

Amortization expense related to continuing operations was $0.17 million and $0.05 million for the three months ended September 30, 2025 and 2024, respectively, and $0.31 million and $0.09 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 9 – GOODWILL

As of  September 30, 2025, changes in the carrying amount of goodwill during the period presented were as follows:

(in thousands)
Balance as of December 31, 2024	$17,116
Acquisitions	13,253
Balance as of September 30, 2025	$30,369

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. The Company conducts its annual goodwill impairment assessment on November 1, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For the purpose of the goodwill impairment assessment, the Company has the option to perform a qualitative assessment (commonly referred to as “step zero”) to determine whether further quantitative analysis for impairment of goodwill or indefinite-lived intangible assets is necessary (“step one”). As of September 30, 2025, the retail reporting unit had a negative carrying amount of which all of goodwill is allocated to the reporting unit and accordingly, no impairment was recognized. The balance of goodwill at  September 30, 2025 and  December 31, 2024 was $30.37 million and $17.12 million, respectively.

Goodwill acquired from EWCR and GDR is expected to primarily reflect anticipated synergies from combining operations, expansion of the Company’s retail footprint in Northern California, the value of the assembled workforce acquired, and other intangible benefits that do not qualify for separate recognition. Refer to "Note 10 – Business Combinations" for goodwill acquired during the nine months ended September 30, 2025.

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

Green Door Redding, LLC

On July 1, 2025, the Company entered into a binding term sheet with Green Door Redding, LLC ("GDR") pursuant to which the Company intends to acquire 80% of the membership interests in GDR (the "Transaction") in exchange for 3,633,540 shares of the Company's Common Stock, which shall be heldback in escrow until closing of the transaction and subject to consideration adjustments. The total purchase consideration will be determined based on the greater of: (i) GDR’s trailing twelve months revenue or (ii) the best consecutive six-month revenue period during the 12-month period following closing multiplied by 2.0x, and reduced by verified and unrecorded liabilities as of the closing date. The exchange valuation may be further increased by 125% of any available cash at closing that is contributed to or invested directly into the Company. In addition, up to $750,000 of contingent consideration, payable in shares of the Company’s Common Stock, is contingent upon GDR’s achievement of specified revenue and EBITDA margin thresholds during the 12-month period following closing (the "Earnout Provision"). The equity consideration includes a redemption right permitting the seller, if the average closing price of the Company’s Common Stock over any 15 consecutive trading-day period between 24 and 26 months after closing is below $1.15 per share, to redeem all of the Common Stock received in exchange for the return of their original equity interests in GDR (the "Put Option"). The final purchase price will be determined 12 months after the closing date and payable in shares of Common Stock. The preliminary exchange valuation was determined using a Monte Carlo simulation model and consists of 1,428,696 shares of Common Stock with an aggregate value of $1,643,000 based on a per share price of $1.15. The fair value of the equity consideration was measured at $914,000 based on the Company's closing stock price on July 1, 2025. Refer to "Note 15 – Stockholders' Deficit" for further information. The fair value of the Earnout Provision was determined to be nil based on a Monte Carlo simulation model reflecting the probability-weighted outcomes of the specified revenue and EBITDA performance thresholds. The fair value of the Put Option was estimated to be $327,000 based on a Monte Carlo simulation model incorporating the expected volatility of the Company’s stock price, the option exercise window, and risk-free interest rates as of the valuation date. The closing of the Transaction is subject to customary regulatory approvals at the state and municipal levels.

On July 1, 2025, the Company, through its wholly-owned subsidiary Blum Management, entered into a management services agreement with GDR pursuant to which the Company has been granted exclusive operational and economic control of GDR. GDR operates Cookies Redding, a retail dispensary located in Redding, California. As consideration for such management services, the Company shall receive 100% of the economic benefit of GDR. The Company shall pay all expenses and liabilities incurred to operate GDR. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the proposed transaction. As a result of the MSA effective on July 1, 2025, the Company determined GDR to be a variable interest entity under ASC 810 of which the Company is a primary beneficiary. Refer to "Note 15 – Stockholders' Deficit" for variable interest entities.

The preliminary allocation was based upon the Company’s estimates and assumptions of the assets and liabilities of EWCR and GDR and are subject to change within the measurement period, which is not to exceed one year from the acquisition date. The Company is in the process of obtaining additional information necessary to finalize the valuation of the assets acquired and liabilities assumed, including intangible assets and income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed.

The table below summarizes the allocation of the purchase price based on fair value of net assets acquired, which is a preliminary estimate as it relates to EWCR and GDR:

	(in thousands)
	Coastal Pine Group	EWCR	Green Door Redding
Equity Consideration - Common Stock	$1,264	$316	$914
Put Option	3,480	—	327
Note Payable	1,874	457	—
Cash Consideration	—	800	—
Earnout Provision	—	4	—
Non-Controlling Interest	—	—	347
Total Consideration	$6,618	$1,577	$1,588

Assets Acquired:
Cash	959	29	137
Accounts Receivable	85	—	1
Inventory	524	364	166
Prepaid Expenses & Other Current Assets	112	11	—
Property, Equipment and Leasehold Improvements	470	162	295
Right-of-Use Asset - Operating Leases	1,694	—	1,351
Intangible Assets	3,100	3,600	2,010
Other Assets	—	86	—
Total Assets Acquired	6,944	4,252	3,960

Liabilities Assumed:
Accounts Payable & Accrued Liabilities	3,877	4,548	752
Operating Lease Liabilities	2,077	—	804
Notes Payable	307	457	4
Income Taxes Payable	9,632	7,527	740
Accrued Income Taxes	—	2,014	957
Deferred Tax Liabilities	1,549	319	178
Total Liabilities Assumed	17,442	14,865	3,435

Fair Value of Net Assets (Liabilities) Acquired	(10,498)	(10,613)	525

Goodwill	$17,116	$12,190	$1,063

CPG contributed revenue of $0.91 million and $4.8 million for the three and nine months ended September 30, 2025, respectively, and net loss of $0.98 million and $2.48 million for the three and nine months ended September 30, 2025, respectively. CPG contributed revenue of $2.93 million and $5.06 million for the three and nine months ended September 30, 2024, respectively, and net loss of $0.52 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.

EWCR contributed revenue of $2.89 million and $4.53 million for the three and nine months ended September 30, 2025, respectively, and net loss of $0.81 million and $1.03 million for the three and nine months ended September 30, 2025, respectively.

GDR contributed revenue of $0.98 million and net income of $0.18 million for the three and nine months ended September 30, 2025.

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

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pro Forma Revenue	$4,847	$8,815	$17,358	$27,424
Pro Forma Net Income (Loss)	$(2,559)	$(3,940)	$(5,320)	$15,236

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	(in thousands)
	September 30,	December 31,
	2025	2024
Accounts Payable	$8,297	$5,809
Excise, City, and Sales Tax Liabilities	975	4
Accrued Payroll and Benefits	265	230
Current Portion of Operating Lease Liabilities	426	165
Employee Retention Credit Liabilities	361	—
Other Accrued Expenses	1,037	—
Total Accounts Payable & Accrued Liabilities	$11,361	$6,208

NOTE 12 – LEASES

The Company occupies office and other facilities under lease agreements that expire at various dates. In addition, office, production and transportation equipment are leased under agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs were $0.34 million and $0.37 million for the three months ended September 30, 2025 and 2024, respectively, and $0.62 million and $1.26 million for the nine months ended September 30, 2025 and 2024, respectively. Short-term lease costs were $0.15 million and $0.03 million for the three months ended September 30, 2025 and 2024, respectively, and $0.28 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, short-term lease liabilities of $0.43 million and $0.17 million, respectively, are included in “Accounts Payable & Accrued Liabilities” on the consolidated balance sheets. The table below presents total operating lease right-of-use assets and lease liabilities as of:

	(in thousands)
	September 30,	December 31,
	2025	2024
Operating Lease Right-of-Use Assets	$4,091	$1,614
Operating Lease Liabilities	$3,915	$1,983

On August 15, 2025, the Company entered in a new lease agreement for its retail dispensary located in Santa Clara County and recognized a right-of-use asset of $1.28 million and an operating lease liability of $1.28 million.

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

	September 30,	December 31,
	2025	2024
Weighted Average Remaining Lease Term (Years)	7.6	10.0
Weighted Average Discount Rate	13.0%	13.9%

NOTE 13 – NOTES PAYABLE

Notes payable consisted of the following:

	(in thousands)
	September 30,	December 31,
	2025	2024
Promissory notes dated May 1, 2024 issued for liabilities assumed by the Company in connection with the acquisition of CPG, which shall bear at a nominal interest rate.	$761	$761
Convertible promissory note dated August 1, 2024 issued to the shareholders of SAS, which matures through May 1, 2028 and bear interest at a rate of 6.0% per annum.	303	382
Convertible promissory notes dated May 1, 2024 and August 1, 2024 issued to the shareholders of Coastal and SAS, which bear interest at a rate of 7.0% per annum and mature in May through November 2027.	838	1,192
Notes payable issued in January 2023, assumed by the Company on May 1, 2024 in connection with the acquisition of CPG, which matured on June 1, 2025 and bear interest at a rate of 10.0% per annum.	—	68
Unsecured promissory note dated November 12, 2024 issued to an accredited investor, which matures on December 31, 2026. The non-interest bearing note is convertible into common stock of the Company.	800	800
Unsecured promissory notes dated January 8, 2025 issued to accredited investors, which mature on January 8, 2027. The non-interest bearing note is convertible into common stock of the Company.	50	—
Unsecured promissory note dated February 25, 2025 issued to an accredited investor, which matured on September 30, 2025. The non-interest bearing note is convertible into common stock of the Company.	200	—
Unsecured promissory note dated April 18, 2025 issued to an accredited investor, which matured on July 31, 2025. The non-interest bearing note is convertible into common stock of the Company.	325	—
Unsecured promissory note dated May 2, 2025 issued to an accredited investor, which matures on May 2, 2027 and bears interest at a rate of 8.0% per annum. The note is convertible into common stock of the Company.	1,000	—
Senior secured convertible promissory note dated January 31, 2025, assumed by the Company on May 15, 2025 in connection with the acquisition of EWCR Inc. The note bears interest at a rate of 8.0% per annum and shall mature 30 months from the closing date of the acquisition.	500	—
Unsecured promissory note dated September 16, 2025 issued to an accredited investor, which matures on September 16, 2027 and bears interest at a rate of 8.0% per annum. The note is convertible into common stock of the Company.	500	—
Unsecured promissory note dated September 17, 2025 issued to an accredited investor, which matures on September 17, 2027 and bears interest at a rate of 8.0% per annum. The note is convertible into common stock of the Company.	250	—
Notes Payable - Promissory Notes	5,527	3,203
Other Loans	4	—
Less: Short-Term Debt	(1,142)	(650)
Less: Debt Discount, net	(406)	(236)
Net Long-Term Debt	$3,983	$2,317

On January 8, 2025, the Company issued unsecured promissory notes in the aggregate principal amount of $0.10 million (the “Notes”) amongst four separate investors (the “Lenders”). The Notes have a maturity date of December 30, 2026 with no interest accruing except for default interest and no prepayment penalty. The Notes are convertible at the Lenders’ individual election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm in its next bona fide equity financing with proceeds to Blüm of at least $10.00 million or such lesser amount as approved by Lenders at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such financing and (y) the price represented by a $30.00 million pre-money valuation of the Company. The Company issued to the Lenders warrants to purchase, in the aggregate, up to 7,812 shares of the Company's Common Stock (the "Common Stock"), at an exercise price of $0.64 per share. Refer to "Note 18 – Warrants" for additional details. On April 30, 2025, the Company amended and restated the Notes wherein the maturity date was extended to January 8, 2027 and the conversion feature was amended. The Notes, as amended, may be converted at the Lender’s election into a convertible promissory note that shall include an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). As a result, the Conversion Option no longer met the criteria in ASC 815-15 to be classified as a derivative liability. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.01 million was recorded in the consolidated statement of operations for the nine months ended September 30, 2025.

On February 25, 2025, the Company issued an unsecured promissory note in the principal amount of $0.20 million which matured on September 30, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. On May 7, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 75,472 shares of the Company's common stock, at an exercise price of $0.53 per share. Refer to "Note 18 – Warrants" for additional details. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.04 million was recorded in the consolidated statement of operations for the nine months ended September 30, 2025. The balance of the unsecured promissory note was unpaid as of September 30, 2025. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements were issued.

On April 18, 2025, the Company issued an unsecured promissory note in the principal amount of $0.33 million which matured on July 31, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. On May 8, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 122,642 shares of the Company's common stock, at an exercise price of $0.53 per share. Refer to "Note 18 – Warrants" for additional details. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.06 million was recorded in the consolidated statement of operations for the nine months ended September 30, 2025. The balance of the unsecured promissory note was unpaid as of September 30, 2025. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements were issued.

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

On May 15, 2025, the Company amended and restated the unsecured promissory note dated November 12, 2024 in the aggregate principal amount of $0.80 million wherein the conversion feature was amended to an automatic conversion into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). As a result, the Conversion Option no longer met the criteria in ASC 815-15 to be classified as a derivative liability. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $0.08 million was recorded in the consolidated statement of operations for the nine months ended September 30, 2025.

On  September 16, 2025, the Company issued an unsecured promissory note in the principal amount of $0.50 million which matures on September 16, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on January 15, 2026. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company issued to the Lender warrants to purchase up to 571,429 shares of Common Stock, at an exercise price of $0.35 per share. Refer to "Note 18 – Warrants" for additional details.

On  September 17, 2025, the Company issued an unsecured promissory note in the principal amount of $0.25 million which matures on September 17, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on January 15, 2026. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company issued to the Lender warrants to purchase up to 285,714 shares of Common Stock, at an exercise price of $0.35 per share. Refer to "Note 18 – Warrants" for additional details.

On  September 26, 2025, the Company received an advance payment of $0.20 million in connection with a promissory note that is currently under verbal agreement. The promissory note has not yet been formally signed by the parties involved. The advance is recorded as a liability until the terms of the formal agreement are finalized. The Company is in the process of negotiating the terms of the promissory note as of the date of these consolidated financial statements were issued.

NOTE 14 – DERIVATIVE LIABILITIES

A reconciliation of the changes in fair value of derivative liabilities for the three and nine months ended September 30, 2025 and 2024 is as follows:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, Beginning of Period	$3,615	$1,923	$4,102	$—
Issuance of Derivative Liability	—	—	20	1,793
Derecognition Due to Debt Amendments	—	—	(238)	—
Measurement Period Adjustment	—	1,687	—	1,687
Change in Fair Value of Derivative Liability	78	550	(191)	680
Balance, End of Period	$3,693	$4,160	$3,693	$4,160

In connection with the transaction described in "Note 10 – Business Combinations", on May 1, 2024, the Company issued 945,605 shares of Common Stock to the previous stockholders of SAS and 889,725 shares of Common Stock to the shareholders of Coastal, of which 196,507 and 393,013 shares of Common Stock, respectively, shall be transferred on the 12-month anniversary of the transaction. As of September 30, 2025, such shares of Common Stock have not been transferred to the parties. The holders of such Common Stock have the option, but not the obligation, to exchange shares of the Company's Common Stock received as part of the purchase price for a promissory note (the "Put Option"). The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. The Put Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. Refer to "Note 15 – Stockholders' Deficit" for further information on the underlying common shares. The fair value of the Put Option was $3.69 million as of September 30, 2025. The fair value of the Put Option was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	September 30, 2025
Share Price	$0.71	$0.68
Exercise Price	$2.75	$2.75
Expected Life (in Years)	2.25	0.83
Annualized Volatility	88.0%	92.0%
Risk-Free Annual Interest Rate	4.9%	3.7%

The Unsecured Promissory Note dated November 12, 2024, as amended and restated on December 31, 2024, referred to as the A&R Note, and the Unsecured Promissory Notes dated January 8, 2025  may be automatically converted into shares of Common Stock upon its next bona fide equity financing with proceeds of at least $10.00 million or such lesser amount as approved by the lender, at a conversion price equal to the lesser of (x) 85% of the lowest price paid by the cash investors in such qualifying financing and (y) the price represented by a $30.00 million pre-money valuation of the Company (the "Conversion Option"). The conversion price is unknown at the issuance date and determined by future equity financing. The Conversion Option met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. On May 15, 2025, the Conversion Option was amended and no longer met the criteria in ASC 815-15 to be classified as a derivative liability. Refer to "Note 13 - Notes Payable" for further details on the extinguishment of debt. The fair value of the Conversion Option was $0.0 million as of  September 30, 2025. The fair value of the Conversion Option was determined using the Monte Carlo simulation model based on Level 3 inputs on the fair value hierarchy. The following inputs and assumptions were used for the periods presented:

	Issuance Date	September 30, 2025
Share Price	$0.23	$—
Expected Life (in Years)	1.50	0.00
Annualized Volatility	165.0%	—%
Risk-Free Annual Interest Rate	4.4%	—%

In connection with the A&R LOI dated May 13, 2025 described in "Note 10 – Business Combinations", the total consideration paid includes an earn-out provision based on the revenue of EWCR in the one-year following the closing date, upon which the seller of EWCR shall receive, at the seller's election: (i) $200,000 payable in cash or (ii) $200,000 payable in shares of Common Stock at $1.15 per share. If the seller elects payment in Common Stock, then the Company shall issue 10,938 warrants to acquire shares of Common Stock at an exercise price of $0.64 per share. The earn-out provision met the criteria in ASC 815-15 and is therefore classified as a derivative liability at fair value with changes being reported through the statement of operations. The fair value of the earn-out provision was less than $0.01 million as of September 30, 2025.

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

Common Stock and Mezzanine Equity

The Company authorized 990,000,000 shares of Common Stock with $0.001 par value per share. As of September 30, 2025 and December 31, 2024, 13,553,473 and 13,553,473 shares of Common Stock were outstanding, respectively.

On May 1, 2024, the Company issued 749,097 shares of Common Stock to the previous stockholders of SAS and 496,712 shares of Common Stock to the shareholders of Coastal for the transaction described in "Note 10 – Business Combinations", wherein the holders have the option, but not the obligation, to exchange the shares for a promissory note. The Put Option is exercisable 24 months subsequent to the closing date for a period of 90 days thereafter. Refer to "Note 14 – Derivative Liabilities" for further information on the Put Option. The shares issued are classified as temporary equity in accordance with ASC 480, "Distinguishing Liabilities from Equity" and recorded as mezzanine equity on the consolidated balance sheets. The carrying amount of these shares was $3.37 million as of September 30, 2025. The redemption value at maturity is $5.05 million. Accretion related to mezzanine equity is recognized using the interest method and included in the calculation of earnings per share for the three and nine months ended September 30, 2025. Refer to "Note 17 - Loss Per Share".

On July 1, 2025, the Company entered into a binding term sheet with GDR for the transaction described in "Note 10 – Business Combinations", wherein the sellers have the option, but not the obligation, to redeem all of the Common Stock received in exchange for the return of their original equity interests in GDR if the average closing price of the Company’s Common Stock over any 15 consecutive trading-day period between 24 and 26 months after closing is below $1.15 per share. The redemption rights are an embedded feature of the shares of Common Stock issued to the sellers and not bifurcated as a derivatives. The preliminary exchange valuation was determined to be 1,428,696 shares of Common Stock and the actual number of shares will be determined 12 months after the closing date. The shares of Common Stock to be issued as part of the equity consideration are classified as temporary equity in accordance with ASC 480, "Distinguishing Liabilities from Equity" and recorded as mezzanine equity on the consolidated balance sheets. The carrying amount of these shares was $1.24 million as of September 30, 2025. The redemption value at maturity is expected to be $0.77 million based on a Monte Carlo simulation model. Accretion related to the mezzanine equity for such shares shall commence on the closing date of the transaction.

Variable Interest Entities

The information below relates to entities that the Company has concluded to be variable interest entities ("VIEs"). The Company holds a controlling financial interest in these VIEs as it (i) has the power to direct the activities that most significantly impact the VIEs’ economic performance, (ii) is exposed to, or has rights to, variable returns from its involvement with the VIEs, and (iii) has the ability to use its power to affect those returns. VIEs include the balances of Safe Accessible Solutions, Inc., Coastal Pine Holdings, Inc., EWCR, and GDR as disclosed in "Note 10 – Business Combinations". The following table represents the summarized financial information about the Company’s consolidated VIEs before intercompany eliminations.

The balances of the VIEs consisted of the following for the periods presented:

	(in thousands)
	September 30,	December 31,
	2025	2024
Current Assets	$909	$1,436
Non-Current Assets	43,324	21,925
Total Assets	$44,233	$23,361

Current Liabilities	$20,647	$5,551
Non-Current Liabilities	19,607	13,409
Total Liabilities	$40,254	$18,960

Revenue resulting from the VIEs included in the consolidated statements of operations was $4.78 million and $10.32 million for the three and nine months ended September 30, 2025, respectively, and $2.93 million and $5.06 million for the three and nine months ended September 30, 2024, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Equity Incentive Plans

As a result of the corporate reorganization on January 12, 2024, Unrivaled Brands, Inc. assigned to Blüm, and Blüm assumed and agreed to perform all obligations pursuant to (a) the Terra Tech Corp. 2016 Equity Incentive Plan (the “2016 Plan”), the Terra Tech Corp. Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), and the UMBRLA, Inc. 2019 Equity Incentive Plan (the “2019 Plan”), and (b) each award agreement entered into pursuant to the equity incentive plans. The following table contains information about the Company's equity incentive plans as of September 30, 2025:

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

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted grants of Common Stock to employees, directors and non-employee consultants in the consolidated statement of operations which are included in selling, general and administrative expenses:

(in thousands, except for shares / options)
For the Three Months Ended
	September 30, 2025		September 30, 2024
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$—	—	$66

Total Stock–Based Compensation Expense		$—		$66

(in thousands, except for shares / options)
For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Number of		Number of
	Shares or	Stock-Based	Shares or	Stock-Based
	Options	Compensation	Options	Compensation
Type of Award	Granted	Expense	Granted	Expense
Stock Options	—	$39	—	$382

Total Stock–Based Compensation Expense		$39		$382

Stock Options

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2025:

		Weighted-		Aggregate
		Average		Intrinsic
		Weighted-	Remaining	Value of
	Number of	Average Exercise	Contractual	In-the-Money
	Shares	Price Per Share	Life (in years)	Options
Options Outstanding as of January 1, 2025	297,064	$15.20
Forfeited	(23,807)	$1.07
Options Outstanding as of September 30, 2025	273,257	$16.53	5.9 years	$2
Options Exercisable as of September 30, 2025	273,257	$16.53	5.9 years	$2

As of September 30, 2025, total unrecognized stock-based compensation was nil. The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

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

NOTE 17 – LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024:

	(in thousands, except for shares and per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss) from Continuing Operations	$(2,559)	$(3,627)	$(5,010)	$137
Less: Accretion of Mezzanine Equity	(536)	(269)	(1,365)	(292)
Adjusted Net Loss from Continuing Operations Attributable to Common Shareholders, Basic and Diluted	$(3,095)	$(3,896)	$(6,375)	$(155)

Weighted-Average Shares Outstanding - Basic and Diluted	12,307,664	9,744,914	12,307,664	9,191,149

Net Loss from Continuing Operations per Common Share - Basic and Diluted	$(0.25)	$(0.40)	$(0.52)	$(0.02)

NOTE 18 – WARRANTS

The following table summarizes the Company's warrant activity for the nine months ended September 30, 2025:

		Weighted-
		Average
		Exercise
	Warrants	Price
Warrants Outstanding as of January 1, 2025	3,255,820	$2.41
Issued	1,440,427	$0.42
Expired	(451,960)	$6.99
Warrants Outstanding as of September 30, 2025	4,244,287	$1.25

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

In connection with the Unsecured Promissory Note on September 16, 2025, the Company issued warrants to purchase up to 571,429 shares of Common Stock with an exercise price of $0.35 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until September 16, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

In connection with the Unsecured Promissory Note on September 17, 2025, the Company issued warrants to purchase up to 285,714 shares of Common Stock with an exercise price of $0.35 per share. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until September 17, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

The warrants issued during the nine months ended September 30, 2025, as described above, all met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. Refer to "Note 13 - Notes Payable". The fair value of the warrants issued during the nine months ended September 30, 2025 was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following weighted average assumptions were used for the period presented:

September 30, 2025
Expected Term (in Years)	3.0
Volatility	109.5%
Risk-Free Interest Rate	4.3%
Dividend Yield	0.0%

NOTE 19 – DISCONTINUED OPERATIONS

Southern California Retail Operations

On June 10, 2024, Unrivaled entered into a Membership Interest Purchase Agreement (the “MIPA”) and simultaneously completed the sale of its controlling membership interest in People's First Choice, LLC ("PFC"), which operates as Blüm Santa Ana, for a total sale price of $22.54 million. Effective upon the closing of the transaction, the buyer assumed full operational and management control of the PFC business pursuant to a Management Services Agreement between PFC and the buyer, pending transfer of the cannabis licenses. As a result of the Management Services Agreement, the Company no longer had a controlling financial interest and deconsolidated all assets and operations related to PFC as of June 10, 2024. The Company has continuing involvement in PFC as a result of the Trademark License Agreement in which the buyer shall have the right to continued use of the “Blüm” name and registered trademarks in connection with the on-going business of Blüm Santa Ana on a royalty-free basis for up to 18 months, and for a license fee thereafter at the buyer’s option. During the nine months ended September 30, 2025, the Company had cash inflows and outflows of nil from discontinued operations related to PFC after the disposal date.

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

Operating results for the discontinued operations were comprised of the following:

	(in thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Total Revenues	$—	$8,531
Cost of Goods Sold	—	3,840
Gross Profit	—	4,691

Selling, General & Administrative Expenses	36	3,827
Impairment of Assets	76	123
Gain on Disposal of Assets	—	(16,535)
Income (Loss) from Operations	(112)	17,276

Interest Expense	—	(1,143)
Other Income	—	24
Income (Loss) from Discontinued Operations Before Provision for Income Taxes	(112)	16,157

Provision for Income Tax Benefit for Discontinued Operations	—	280
Net Income (Loss) from Discontinued Operations	$(112)	$16,437

Net Income (Loss) from Discontinued Operations per Common Share - Basic and Diluted	$(0.01)	$1.79

As of  September 30, 2025 and December 31, 2024, the assets and liabilities related to discontinued operations were deconsolidated and no balance or operations remained. There were no activities related to discontinued operations during the three and nine months ended September 30, 2025.

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

For the periods presented, revenue by reportable segments are as follows:

	(in thousands)				(in thousands)
	Total Revenue		% of Total Revenue		Total Revenue		% of Total Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Cannabis Retail	$4,777	$4,283	98.6%	98.1%	$10,328	$9,793	97.8%	98.6%
Cannabis Distribution	70	81	1.4%	1.9%	237	140	2.2%	1.4%
Total	$4,847	$4,364	100.0%	100.0%	$10,565	$9,933	100.0%	100.0%

A reconciliation of the reportable segments' results of operations to the consolidated statements of operations is as follows, in which "Corporate & Other" represents non-cash income/expense and corporate expenditures unrelated to revenue-generating operations.

	(in thousands)
	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$4,777	$70	$—	$4,847	$4,283	$81	$—	$4,364
Cost of Goods Sold	2,504	21	—	2,525	1,974	(58)	—	1,916
Gross Profit	2,273	49	—	2,322	2,309	139	—	2,448
Gross Profit %	47.6%	70.0%			53.9%	171.6%

Selling, General & Administrative	3,332	3	483	3,818	2,563	111	1,615	4,289
Loss on Disposal of Assets	—	—	—	—	32	—	327	359
Income (Loss) from Operations	(1,059)	46	(483)	(1,496)	(286)	28	(1,942)	(2,200)

Other Income (Expense):
Interest Income (Expense)	(486)	—	5	(481)	(207)	—	(458)	(665)
Change in Fair Value of Derivative Liability	—	—	(78)	(78)	—	—	(550)	(550)
Provision from Employee Retention Credit	—	—	—	—	—	—	(361)	(361)
Unrealized Gain on Investments	—	—	—	—	—	—	520	520
Other Income (Loss)	2	—	(43)	(41)	61	—	(1)	60
Total Other Expense, Net	(484)	—	(116)	(600)	(146)	—	(850)	(996)

Income (Loss) Before Provision for Income Taxes	$(1,543)	$46	$(599)	$(2,096)	$(432)	$28	$(2,792)	$(3,196)

Total Assets	$44,233	$458	$390	$45,081	$26,388	$574	$11,716	$38,678

	(in thousands)
	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Cannabis	Cannabis	Corporate &		Cannabis	Cannabis	Corporate &
	Retail	Distribution	Other	Total	Retail	Distribution	Other	Total
Total Revenues	$10,328	$237	$—	$10,565	$9,793	$140	$—	$9,933
Cost of Goods Sold	5,220	143	—	5,363	4,815	280	—	5,095
Gross Profit	5,108	94	—	5,202	4,978	(140)	—	4,838
Gross Profit %	49.5%	39.7%			50.8%	(100.0)%

Selling, General & Administrative Expenses	6,830	61	1,918	8,809	6,490	229	8,120	14,839
Impairment Expense	—	—	—	—	—	—	1,709	1,709
(Gain) Loss on Disposal of Assets	—	—	—	—	206	(40)	327	493
Income (Loss) from Operations	(1,722)	33	(1,918)	(3,607)	(1,718)	(329)	(10,156)	(12,203)

Other Income (Expense):
Interest Expense	(1,025)	—	(13)	(1,038)	(556)	—	(1,236)	(1,792)
Gain (Loss) on Extinguishment of Debt	—	—	(174)	(174)	—	—	15,182	15,182
Change in Fair Value of Derivative Liability	—	—	191	191	—	—	(680)	(680)
Unrealized Gain on Investments	—	—	—	—	—	—	167	167
Other Income	2	—	657	659	207	—	1	208
Total Other Income (Expense), Net	(1,023)	—	661	(362)	(349)	—	13,434	13,085

Income (Loss) Before Provision for Income Taxes	$(2,745)	$33	$(1,257)	$(3,969)	$(2,067)	$(329)	$3,278	$882

Total Assets	$44,233	$458	$390	$45,081	$26,388	$574	$11,716	$38,678

NOTE 21 - FAIR VALUE MEASUREMENTS

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	(in thousands)
	September 30, 2025
	Amount	Level 1	Level 2	Level 3
Financial Liabilities:
Derivative Liabilities	$3,693	$—	$—	$3,693

	(in thousands)
	December 31, 2024
	Amount	Level 1	Level 2	Level 3
Financial Liabilities:
Derivative Liabilities	$4,102	$—	$—	$4,102

There have been no transfers between fair value levels during the nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2025, the Company incurred engagement fees totaling $0.23 million and $0.69 million, respectively, pursuant to the engagement letter with Adnant, LLC ("Adnant") dated August 12, 2022, as subsequently amended, for executive level consulting and related business support services (the "Engagement"). On January 1, 2025, the Company entered into an Amended and Restated Engagement Letter with Adnant wherein the term of the Engagement was extended to December 31, 2025 and the monthly service fee was decreased from $0.25 million to $0.08 million, which shall be payable monthly subject to the Company having a sufficient cash balance.

On January 3, 2023, the Company entered into a sublease agreement with Adnant for use of the office building located in Downey, California as the Company's corporate headquarters. The lease term commenced on February 1, 2023 and expires on May 31, 2025, upon which the sublease shall automatically continue on a month-to-month basis thereafter. Total rent expense incurred with the related party was $27,968 and $27,968 for the three months ended  September 30, 2025 and 2024, respectively, and $0.11 million and $0.10 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, total amounts due to Adnant were $2.04 million and $1.18 million, respectively, and included in "Related Party Accounts Payable" on the consolidated balance sheets.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

California Operating Licenses

The Company’s entities have been eligible for applicable licenses and renewals of those licenses.

Litigation and Claims

The Company is the subject of lawsuits and claims arising in the ordinary course of business from time to time. The Company reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company determined that there were no matters that required an accrual as of September 30, 2025.

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

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2025, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require disclosure in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On  October 30, 2025 and October 31, 2025, the Company received an advance payment of $0.20 million and $0.50 million, respectively, in connection with promissory notes that are currently under verbal agreement. The promissory notes have not yet been formally signed by the parties involved. The advances are recorded as a liability until the terms of the formal agreement are finalized. The Company is in the process of negotiating the terms of the promissory notes.

On November 13, 2025, the Company issued 1,530,612 shares of Common Stock to Adnant, a related party, as repayment of accounts payable totaling $1.50 million pursuant to the Original Adnant Letter dated August 12, 2022, the A&R Engagement Letter dated June 30, 2023, and the Second A&R Engagement Letter (hereinafter defined) dated January 1, 2025.

On November 13, 2025, the Company issued an additional 2,482,308 shares of Common Stock to Adnant pursuant to the Debt Conversion Agreement between the Company and Adnant dated December 30, 2024. The Debt Conversion Agreement provides that, if the Company enters into any financing agreement with a third party on terms more favorable than the per-share price or discount set forth therein, the Company will, at Adnant’s request, amend and restate the Debt Conversion Agreement to reflect economics at least equal to those of such third-party financing.

On November 13, 2025, the Company issued 84,337 shares of Common Stock to various vendors for payment of services provided.

On November 13, 2025, the Company issued 1,809,270 shares of Common Stock to the previous stockholders of SAS and 1,702,352 shares of Common Stock to the shareholders of Coastal as an amendment fee in connection with the First Amendment to the Amended LOI executed May 1, 2024 and the First Amendment to Advisory and Consulting Agreement executed May 1, 2024, respectively. Refer to “Note 10 – Business Combinations” for further information.

On November 13, 2025, the Company issued 434,783 shares of Common Stock to the sellers of EWCR and will be fully heldback until the closing of the transaction to acquire 100% of the common stock of EWCR. The shares are subject to a 12-month holdback. Refer to “Note 10 – Business Combinations” for further information on the acquisition of EWCR on May 15, 2025.

On November 13, 2025, the Company issued 3,633,540 shares of Common Stock to the sellers of Green Door Redding, LLC and will be fully heldback until the closing of the transaction to acquire 80% of the membership interests in GDR pursuant to the binding term sheet dated July 1, 2025. Refer to “Note 10 – Business Combinations” for further information on the acquisition of GDR on July 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Blum Holdings, Inc. (“Blüm” or the “Company”) is for the three and nine months ended September 30, 2025. The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q (this "Form 10-Q") and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on March 13, 2025. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Cautionary Language Concerning Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-Q.

COMPANY OVERVIEW

Our Business

Blüm is a publicly traded holding company with operating subsidiaries throughout California committed to providing the highest quality of medical and adult use cannabis products and related services. The Company is home to Korova, a brand of high potency products across multiple product categories. The Company formerly operated Blüm Santa Ana, a premier cannabis dispensary in Orange County, California, which was sold in June 2024. The Company previously owned dispensaries in California which operated as Blüm in Oakland and Blüm in San Leandro, which were sold in November 2024. In May 2024, the Company began operating the retail store, Cookies Sacramento, and providing consulting services for two additional dispensaries located in Northern California. In May 2025, the Company began operating a retail dispensary located in Santa Clara County, California. In July 2025, the Company began operating Cookies Redding. As of September 30, 2025, the Company operates a total of five cannabis retail locations in the state of California. As of September 30, 2025, the Company had 133 employees.

We are organized into two reportable segments:

•	Cannabis Retail – Includes cannabis-focused retail, both physical stores and non-store front delivery
•	Cannabis Distribution – Includes cannabis distribution operations

Either independently or in conjunction with third parties, we operate medical marijuana retail and adult use dispensaries in California.

Blüm has completed a significant realignment, divesting unprofitable assets, consolidating overhead, and concentrating resources on profitable channels. This groundwork has enabled a pivot to a platform model that can scale through both direct ownership and operational control agreements. Key pillars of our strategy:

1.	Portfolio Focus: Concentrating on high-performing retail in strategic California markets.
2.	Capital Efficiency: Using non-cash consideration, earn-outs, and management agreements to expand without overleveraging.
3.	Brand Strength: Revitalizing core product lines and deepening retail brand presence to support margin growth.
4.	Operational Leverage: Streamlining purchasing, marketing, and systems across the portfolio to drive efficiency and cash flow.

Our goal is to build not just a chain of stores, but a flywheel platform company that delivers consistent value to customers, partners, and shareholders.

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

Recent Developments

Settlement with People's California, LLC

On February 12, 2025, the Company’s wholly owned subsidiaries Unrivaled Brands, Inc. (“Unrivaled”) and Halladay Holding, LLC (“Halladay Holding”) (collectively, the “Debtors”) and People's California, LLC ("People's") participated in an in-person mediation and reached a settlement. On March 27, 2025, the parties executed definitive documentation for the terms of the settlement. On May 2, 2025, the Bankruptcy Court signed an order approving the settlement, and on May 16, 2025, the settlement went into effect. Under the settlement terms, all pre-petition litigation and bankruptcy adversary proceedings between the parties were dismissed, People's withdrew its motion to dismiss the bankruptcy case, People's will support the Debtors’ liquidating plan, and a payment of $0.40 million from the sale of the Halladay Holding property was made to People's, with an additional $1.00 million subject to an interpleader complaint, which was later resolved and distributed to People’s and a third party.

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

Acquisition of Fifth Retail Location

On July 1, 2025, the Company entered into a binding term sheet with Green Door Redding, LLC ("GDR") pursuant to which the Company intends to acquire 80% of the membership interests in GDR (the "Transaction") in exchange for shares of the Company's Common Stock. The total purchase consideration will be determined based on the greater of: (i) GDR’s trailing twelve months revenue or (ii) the best consecutive six-month revenue period during the 12-month period following closing multiplied by 2.0x, and reduced by verified and unrecorded liabilities as of the closing date. The exchange valuation may be further increased by 125% of any available cash at closing that is contributed to or invested directly into the Company. In addition, up to $750,000 of contingent consideration, payable in shares of the Company’s Common Stock, is contingent upon GDR’s achievement of specified revenue and EBITDA margin thresholds during the 12-month period following closing. The equity consideration includes a redemption right permitting the seller, if the average closing price of the Company’s Common Stock over any 15 consecutive trading-day period between 24 and 26 months after closing is below $1.15 per share, to redeem all of the Common Stock received in exchange for the return of their original equity interests in GDR. The final purchase price will be determined 12 months after the closing date and payable in shares of Common Stock. The preliminary exchange valuation consists of 1,428,696 shares of Common Stock with an aggregate value of $1,643,000 based on a per share price of $1.15. The closing of the Transaction is subject to customary regulatory approvals at the state and municipal levels.

On July 1, 2025, the Company, through its wholly-owned subsidiary Blum Management, entered into a management services agreement with GDR pursuant to which the Company has been granted exclusive operational and economic control of GDR. GDR operates Cookies Redding, a retail dispensary located in Redding, California. As consideration for such management services, the Company shall receive 100% of the economic benefit of GDR. The Company shall pay all expenses and liabilities incurred to operate GDR. The term of the MSA is indefinite and may only be terminated by the Company or upon the closing of the proposed transaction. The MSA entered into on July 1, 2025 resulted in the consolidation of EWCR. Refer to "Note 10 – Business Combinations" of the consolidated financial statements for further information.

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

On February 25, 2025, the Company issued an unsecured promissory note in the principal amount of $0.20 million which matured on September 30, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. The proceeds from the unsecured promissory note dated February 25, 2025 were used for general working capital needs. On May 7, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 75,472 shares of the Company's common stock, at an exercise price of $0.53 per share. The balance of the unsecured promissory note was unpaid as of September 30, 2025. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements were issued.

On April 18, 2025, the Company issued an unsecured promissory note in the principal amount of $0.33 million which matured on July 31, 2025 and bears no interest. The Company may prepay the principal balance in full at any time without penalty. The proceeds from the unsecured promissory note dated April 18, 2025 were used for general working capital needs. On May 8, 2025, the unsecured promissory note was amended wherein the note may be converted at the Lender’s election into a convertible promissory note. The conversion shall include the option to convert into shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). In addition, the Company issued to the Lender warrants to purchase up to 122,642 shares of the Company's common stock, at an exercise price of $0.53 per share. The balance of the unsecured promissory note was unpaid as of September 30, 2025. Management is renegotiating terms of the promissory note as of the date of these consolidated financial statements were issued.

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

On September 16, 2025, the Company issued an unsecured promissory note in the principal amount of $0.50 million which matures on September 16, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on January 15, 2026. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company issued to the Lender warrants to purchase up to 571,429 shares of Common Stock, at an exercise price of $0.35 per share.

On September 17, 2025, the Company issued an unsecured promissory note in the principal amount of $0.25 million which matures on September 17, 2027 and bears interest at a rate of 8.0% per annum payable monthly in arrears, commencing on January 15, 2026. The Company may prepay the principal balance in full at any time without penalty. The Note is convertible at the Lender’s election into a convertible promissory note that shall include an automatic conversion into the shares of capital stock issued by Blüm at a conversion price equal to 85% of a $20.90 million pre-money valuation of Blüm (equal to a per share price of $0.98 on a fully diluted basis). The Company issued to the Lender warrants to purchase up to 285,714 shares of Common Stock, at an exercise price of $0.35 per share.

On September 26, 2025, the Company received an advance payment of $0.20 million in connection with a promissory note that is currently under verbal agreement. The promissory note has not yet been formally signed by the parties involved. The advance is recorded as a liability until the terms of the formal agreement are finalized. The Company is in the process of negotiating the terms of the promissory note as of the date of these consolidated financial statements were issued.

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

Outlook

Blüm is progressing from a period of restructuring and cost reduction into a more focused and disciplined growth phase. Over the past year, the Company streamlined its operations by divesting non-core assets, lowering overhead, and improving efficiency, which has laid the foundation for sustainable expansion. Management believes this work is beginning to show results, as Blüm continues to add profitable retail locations in key California markets and expand its reach through a mix of acquisitions, management agreements, and partnerships that allow for growth without significant cash commitments. These efforts are complemented by initiatives to strengthen our retail brands and enhance the customer experience, supporting margin expansion, loyalty, and broader product distribution.

Looking ahead, management intends to maintain a balanced approach to growth by strengthening cash flow, maintaining a conservative balance sheet, and funding core drivers such as inventory, targeted promotions, and selective acquisitions. As integration activities from recent acquisitions progress, SG&A is expected to remain well managed relative to revenue, supporting improved operating leverage. The Company continues to seek financing structures that align with its long-term goals, focusing on flexibility and capital efficiency. Overall, Blüm’s strategy centers on disciplined execution, prioritizing profitability, operational efficiency, and sustainable value creation for shareholders.

RESULTS OF OPERATIONS

The below table outlines our consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	(in thousands)
	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$10,565	$9,933	$632	6.4%
Cost of Goods Sold	5,363	5,095	268	5.3%
Gross Profit	5,202	4,838	364	7.5%
Gross Margin %	49.2%	48.7%	0.5%

Operating Expenses:
Selling, General & Administrative	8,809	14,839	(6,030)	(40.6)%
Impairment Expense	—	1,709	(1,709)	(100.0)%
Loss on Disposal of Assets	—	493	(493)	(100.0)%
Total Operating Expenses	8,809	17,041	(8,232)	(48.3)%

Loss from Operations	(3,607)	(12,203)	8,596	(70.4)%
Other Income (Expenses), Net	(362)	13,085	(13,447)	(102.8)%

Income (Loss) from Continuing Operations Before Provisions for Income Taxes	(3,969)	882	(4,851)	(550.0)%
Provision for Income Tax Expense for Continuing Operations	(1,041)	(745)	(296)	39.7%

Net Income (Loss) from Continuing Operations	(5,010)	137	(5,147)	(3756.9)%
Net Income from Discontinued Operations	—	16,437	(16,437)	(100.0)%

Net Income (Loss)	$(5,010)	$16,574	$(21,584)	(130.2)%

Net Loss from Continuing Operations Attributable to Non-Controlling Interest	—	(874)	874	(100.0)%

Net Income (Loss) Attributable to Blum Holdings, Inc.	$(5,010)	$17,448	$(22,458)	(128.7)%

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 (Unaudited)

Revenue

Overall revenue for the nine months ended September 30, 2025 was $10.57 million compared to $9.93 million for the nine months ended September 30, 2024, an increase of $0.63 million or 6.4%. Revenue from continuing operations for the nine months ended September 30, 2025 was composed of retail revenue of $10.33 million and distribution revenue of $0.24 million. This compared to prior year revenue from continuing operations which composed of retail revenue of $9.79 million and distribution revenue of $0.14 million.

Retail revenue for the nine months ended September 30, 2025 increased by $0.54 million or 5.5% compared to the same period in prior year. The current year additions of two new retail dispensaries contributed $5.52 million in retail revenue, which more than offset the loss of revenue resulting from the sale of Blüm Santa Ana in June 2024 and Blüm Oakland and Blüm San Leandro in November 2024. As of September 30, 2025, the Company's retail operations consisted of five dispensaries (three acquired in May 2024 and two in the current period) compared to six dispensaries as of September 30, 2024.

Distribution revenue for the nine months ended September 30, 2025 increased by $0.1 million or 69.3% compared to the same period in the prior year. The increase in distribution revenue was primarily due to the distribution of Korova products to third-party retail dispensaries during the current year.

Gross Profit

Cost of goods sold for the nine months ended September 30, 2025 was $5.36 million, an increase of $0.27 million or 5.3% compared to $5.1 million for the nine months ended September 30, 2024. The increase in cost of goods was directly correlated with the increase in overall revenue as described above.

Gross profit from continuing operations for the nine months ended September 30, 2025 was $5.2 million compared to $4.84 million for the nine months ended September 30, 2024, an increase of $0.36 million or 7.5%. The increase in gross profit was primarily impacted by the increase in revenue as described above. The Company's overall gross margin for the nine months ended September 30, 2025 of 49.2% was generally consistent with 48.7% for the same period in the prior year. Gross margin for on-going retail operations declined from 50.8% for the nine months ended September 30, 2024 down to 49.5% for the nine months ended September 30, 2025, primarily reflecting the impact of the acquisition of EWCR, which operates with lower margins under a value-oriented pricing model designed to drive higher sales volumes and customer growth.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $8.81 million compared to $14.84 million for the nine months ended September 30, 2024, a decrease of $6.03 million or 40.6%. The decrease in selling, general and administrative expenses was primarily due to a decrease of $0.63 million in rental and facility expenses, a decrease of $0.53 million in security expense, and a decrease of $0.37 million in stock-based compensation. The decreases in rent and security expense were primarily driven by the sale of three dispensaries with higher operating costs during fiscal year 2024. In addition, professional fees decreased by $4.42 million due to the significant bankruptcy and restructuring efforts undertaken in the prior year as well as the Amended and Restated Engagement Letter with Adnant, LLC dated January 1, 2025 wherein the monthly service fee was decreased from $0.25 million to $0.08 million. The reduction in selling, general and administrative expenses reflects the Company's operational restructuring for a leaner corporate structure.

Operating Loss

The Company realized an operating loss from continuing operations of $3.61 million for the nine months ended September 30, 2025 compared to $12.2 million for the nine months ended September 30, 2024, a decrease of $8.6 million or 70.4%. The decrease in operating loss was primarily due to the decrease in selling, general and administrative expenses as described above, coupled with an impairment loss on long-lived assets of $1.71 million recognized in prior year versus none in the nine months ended September 30, 2025.

Other Income (Expenses)

The Company recognized other expenses of $0.36 million for the nine months ended September 30, 2025 compared to other income of  $13.09 million for the nine months ended September 30, 2024, a decrease of $13.45 million or 102.8%. This was primarily due to a gain on extinguishment of debt of $15.18 million recognized in the prior year, resulting from the disposition of People's First Choice, LLC. In contrast, a loss on extinguishment of debt of $0.17 million was recognized in the current year, resulting from amendments to unsecured promissory notes with various lenders during the nine months ended September 30, 2025. For the same reasons, interest expense decreased by $0.75 million compared to the same period in the prior year. During the nine months ended September 30, 2025, the Company received a management service termination fee of $0.70 million. In addition, the Company recognized a gain of $0.19 million for changes in fair value of derivative liability in the current year, versus a loss of $0.68 million in the prior year, primarily due to changes in the Company's underlying stock price as of the reporting date.

Provision for Income Taxes

Provision for income tax expense for continuing operations was $1.04 million for the nine months ended September 30, 2025 compared to $0.75 million for the nine months ended September 30, 2024, an increase of $0.3 million or 39.7%. For the nine months ended September 30, 2025, the Company calculated its provision for income taxes during the interim reporting period by treating the year-to-date period as if it were the annual period and applying an estimate of the federal income tax rate on gross profit for the current period.

Discontinued Operations

Net income from discontinued operations was nil for the nine months ended September 30, 2025 compared to $16.44 million for the comparative prior period. Discontinued operations for all periods presented consist of the Company's cultivation operations, Blüm Santa Ana, and The Spot. These operations were fully divested as of December 31, 2024, and as a result, the Company had no income or loss from discontinued operations during the nine months ended September 30, 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025 (Unaudited)

The below table outlines our consolidated statements of operations for the fiscal third quarter of 2025 compared to the fiscal second quarter of 2025:

	(in thousands)
	Three Months Ended
	September 30,	June 30,
	2025	2025	$ Change	% Change
Revenue	$4,847	$3,478	$1,369	39.4%
Cost of Goods Sold	2,525	1,789	736	41.1%
Gross Profit	2,322	1,689	633	37.5%
Gross Margin %	47.9%	48.6%	(0.7)%

Operating Expenses:
Selling, General & Administrative	3,818	2,499	1,319	52.8%
Total Operating Expenses	3,818	2,499	1,319	52.8%

Loss from Operations	(1,496)	(810)	(686)	84.7%
Other Expenses, Net	(600)	(746)	146	(19.6)%

Loss from Operations Before Provisions for Income Taxes	(2,096)	(1,556)	(540)	34.7%
Provision for Income Tax Expense	(463)	(331)	(132)	39.9%

Net Loss	$(2,559)	$(1,887)	$(672)	35.6%

Revenue

Overall revenue for the three months ended September 30, 2025 was $4.85 million compared to $3.48 million for the three months ended June 30, 2025, an increase of $1.37 million or 39.4%. Revenue from continuing operations for the three months ended September 30, 2025 was composed of retail revenue of $4.78 million and distribution revenue of $0.07 million. This compared to the prior quarter ended June 30, 2025 in which revenue from continuing operations consisted of retail revenue of $3.38 million and distribution revenue of $0.1 million.

Retail revenue for the three months ended September 30, 2025 increased by $1.4 million or 41.3% compared to the consecutive prior quarter ended June 30, 2025. On July 1, 2025, the Company began operating Cookies Redding which contributed $0.98 million in retail revenue during the three months ended September 30, 2025. The addition of a retail location in Santa Clara County on May 15, 2025 contributed revenue for part of the fiscal second quarter, compared with a full three months in the fiscal third quarter.

Distribution revenue for the fiscal third quarter ended September 30, 2025 was generally consistent with the fiscal second quarter ended June 30, 2025.

Gross Profit

Cost of goods sold for the three months ended September 30, 2025 was $2.53 million, an increase of $0.74 million or 41.1%, compared to $1.79 million for the three months ended June 30, 2025. The increase in cost of goods sold is relative to the increase in revenue as described above.

Gross profit from continuing operations for the three months ended September 30, 2025 was $2.32 million compared to $1.69 million for the three months ended June 30, 2025, an increase of $0.63 million or 37.5%. The increase in gross profit was directly impacted by the increase in revenue as described above. The Company's overall gross margin declined slightly from the prior consecutive quarter at 47.9% compared to 48.6% for the three months ended June 30, 2025. The decrease primarily reflects the full-quarter impact of the EWCR acquisition, which operates with lower margins under a value-oriented pricing model. The prior quarter included only a partial contribution from EWCR following its acquisition on May 15, 2025. Similarly, gross margin for on-going retail operations decreased slightly to 47.6% for the three months ended September 30, 2025 compared to 48.4% for the preceding quarter.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $3.82 million compared to $2.5 million for the three months ended June 30, 2025, an increase of $1.32 million or 52.8%. The increase in selling, general and administrative expenses was primarily due to an increase of $0.48 million in salaries and benefits, an increase of $0.19 million in rental and facility expenses, and an increase of $0.17 million in general operating costs. Such increases resulted from the addition of a fifth retail location, Cookies Redding, in July 2025, and the addition of EWCR in May 2025 which contributed expenses for part of the prior quarter, compared with a full three months in the current quarter.

Operating Loss

The Company realized an operating loss from continuing operations of $1.5 million for the three months ended September 30, 2025 compared to $0.81 million for the three months ended June 30, 2025, an increase of $0.69 million or 84.7%. The increase in operating loss from the preceding quarter was due to the increase in selling, general and administrative expenses of $1.32 million as described above, offset by the increase in gross profit.

Other Expenses

The Company recognized other expenses of $0.6 million for the three months ended September 30, 2025 compared to $0.75 million for the three months ended June 30, 2025. Changes in fair value of derivative liability decreased by $0.17 million compared to the preceding quarter as a result of stabilization in the underlying share price and associated market volatility during the current quarter. During the fiscal second quarter of 2025, the Company recognized a loss on extinguishment of debt of $0.17 million, resulting from amendments to unsecured promissory notes with various lenders during the prior quarter, versus no such debt amendments during the current period.

Provision for Income Taxes

Provision for income tax expense for continuing operations was  $0.46 million for the three months ended September 30, 2025 compared to  $0.33 million for the three months ended  June 30, 2025, an  increase of  $0.13 million or 39.9%. For the three months ended September 30, 2025, the Company calculated its provision for income taxes during the interim reporting period by treating the year-to-date period as if it were the annual period and applying an estimate of the federal income tax rate on gross profit for the current period.

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

On a non-GAAP basis, the Company recorded non-GAAP Adjusted EBITDA Loss of $1.27 million for the three months ended September 30, 2025 compared to $0.62 million for the three months ended June 30, 2025. For the nine months ended September 30, 2025 and 2024, the Company recorded non-GAAP Adjusted EBITDA Loss of $2.31 million and $8.84 million, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net Income (Loss)	$(2,559)	$(1,887)	$(5,010)	$16,574
Less: Net Income from Discontinued Operations, Net	—	—	—	(16,437)
Add (Deduct) Impact of:
Interest Expense	481	325	1,038	1,792
Provision for Income Tax Expense	463	331	1,041	745
Depreciation Expense	102	95	284	427
Amortization of Intangible Assets	166	92	313	85
EBITDA Income (Loss) from Continuing Operations (Non-GAAP)	$(1,347)	$(1,044)	$(2,334)	$3,186

Non-GAAP Adjustments:
Stock-based Compensation Expense	—	—	39	382
Impairment of Assets	—	—	—	1,709
Severance Expense	—	—	—	60
Unrealized Gain on Investments	—	—	—	(167)
Loss on Disposal of Assets	—	—	—	493
Change in Fair Value of Derivative Liability	78	247	(191)	680
Loss (Gain) on Extinguishment of Debt	—	174	174	(15,182)
Adjusted EBITDA Loss from Continuing Operations (Non-GAAP)	$(1,269)	$(623)	$(2,312)	$(8,839)

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

We incurred pre-tax net loss from continuing operations of $2.1 million and $3.97 million for the three and nine months ended September 30, 2025, respectively, and had an accumulated deficit of $426.09 million and $421.08 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had a working capital deficit of $23.7 million, including $0.39 million of cash, compared to a working capital deficit of $6.79 million, including $1.04 million of cash, as of December 31, 2024. Current assets were approximately 0.07 times current liabilities as of September 30, 2025, compared to approximately 0.30 times current liabilities as of December 31, 2024.

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

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 was $1.51 million compared to $1.31 million for the nine months ended September 30, 2024, a change of $0.2 million. In May 2024, the Company expanded its retail operations through the addition of three dispensaries in Northern California, which represented all of the Company's retail operations during the fiscal first quarter of 2025. In May 2025 and July 2025, the Company added a dispensary located in Santa Clara County and Redding, California to its renewed retail portfolio. This contrasts with the nine months ended September 30, 2024, during which the Company's retail operations also included Blum Oakland and Blum San Leandro, which were subsequently sold in November 2024. Since August 2022, management implemented a restructuring and reorganization to stabilize operations and position the Company for profitability. As part of this initiative, the Company integrated five new retail locations in Northern California during fiscal year 2025 and strategically disposed of underperforming legacy assets, allowing the Company to redirect resources and enable better allocation of capital. Management anticipates improvements in cash flow from operating activities as the Company continues to execute its growth strategy.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was $0.97 million compared to cash provided by investing activities of $2.34 million for the nine months ended September 30, 2024, a decrease of $3.31 million, or 141.5%. The decrease in cash provided by investing activities was primarily due to proceeds from investments of $1.30 million in the prior year. In addition, during the fiscal second quarter of 2024, the Company acquired $0.96 million in cash from Coastal Pines Group as part of the transactions on May 1, 2024. Whereas during the nine months ended September 30, 2025, the Company has paid an aggregate amount of $0.66 million in cash to acquire EWCR and GDR.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $1.83 million compared to cash used in financing activities of $0.42 million for the nine months ended September 30, 2024, a decrease of $2.25 million, or 534.5%. The decrease in cash used in financing activities as compared to the prior year was primarily due to cash proceeds totaling $2.34 million from unsecured note financing during the nine months ended September 30, 2025, versus no financing in the comparative prior period. This was offset by an increase of $0.13 million in payments of debt principal.

34

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

DISCLOSURE ABOUT OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, the Company does not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is omitted as it is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to a reasonable level as of September 30, 2025.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2025 based on such criteria due to material weaknesses in internal control over financial reporting described below:

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

Changes in Internal Control Over Financial Reporting

We regularly assess the adequacy of our internal controls over financial reporting and enhance our controls in response to internal control assessments and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Unsecured Promissory Note dated September 16, 2025, the Company issued warrants to purchase up to 571,429 shares of Common Stock with an exercise price of $0.35 per share to an accredited investor. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until September 16, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

In connection with the Unsecured Promissory Note dated September 17, 2025, the Company issued warrants to purchase up to 285,714 shares of Common Stock with an exercise price of $0.35 per share to an accredited investor. The warrants may be exercised at the election of the holder on a cashless basis in the event that the underlying common shares are unregistered. The warrants are exercisable until September 17, 2028 upon which the warrants shall be automatically exercised on a cashless basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Description	Form	Date Filed	Exhibit

2.1	Agreement and Plan of Merger, dated as of October 9, 2023, by and among Unrivaled Brands, Inc., Blum Holdings, Inc., and Blum Merger Sub, Inc.	8-K	10/10/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.1
3.2	Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.2
3.3	Certificate of Designation of Series N Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective January 11, 2024.	8-K	1/16/2024	3.3
3.4	Amended and Restated Bylaws of Blum Holdings, Inc., a Delaware corporation, dated January 11, 2024.	8-K	1/16/2024	3.4
3.5	Articles of Merger, filed with the Nevada Secretary of State, effective January 12, 2024.	8-K	1/16/2024	3.1
3.6	Amended and Restated Certificate of Designation of Series V Preferred Stock of Blum Holdings, Inc., a Delaware corporation, effective December 30, 2024.	8-K	1/6/2025	3.1
4.1	Description of Capital Stock.	10-K	4/15/2024	4.1
4.2	Form of Common Stock Purchase Warrant (“A Warrant”).	8-K	1/25/2021	4.5
4.3	Form of Common Stock Purchase Warrant (“B Warrant”).	8-K	1/25/2021	4.6
4.4	Unsecured Promissory Note, dated November 12, 2024.	8-K	11/14/2024	10.1
4.5	Amended and Restated Unsecured Promissory Note, dated December 31, 2024.	8-K	1/7/2025	10.1
4.6	Form of Unsecured Promissory Note, dated January 8, 2025.	8-K	1/15/2025	10.1
4.7	Senior Secured Promissory Note, dated January 31, 2025.	8-K	2/4/2025	10.2
4.8	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.	10-K	3/13/2025	10.32
4.9	Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated May 1, 2024.	10-K	3/13/2025	10.33
4.10	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.	10-K	3/13/2025	10.34
4.11	First Amended and Restated Secured Promissory Note between Westcoast Management Holdings, Inc. and [***], dated August 1, 2024.	10-K	3/13/2025	10.35
4.12	Form of Unsecured Promissory Note, dated May 2, 2025.	8-K	5/7/2025	10.1
4.13	Form of Unsecured Promissory Note, dated September 16, 2025.	8-K	9/22/2025	10.1
4.14	Form of Unsecured Promissory Note, dated September 17, 2025.	8-K	9/22/2025	10.2
4.15	Form of Common Stock Purchase Warrant, dated September 16, 2025. *
4.16	Form of Common Stock Purchase Warrant, dated September 17, 2025. *
10.1	Binding Term Sheet, dated July 1, 2025.	8-K	7/3/2025	10.1
10.2	Management Services Agreement, dated July 1, 2025.	8-K	7/3/2025	10.2
21.1	List of Subsidiaries *
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
32.2	Certification of Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculations Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUM HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Patty Chan
Patty Chan
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)